Form 10-Q
period 2008-03-31
MEDZED INC.
filed 2008-05-20
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148719

MEDZED, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	26-0641585 (IRS Employer ID Number)

c/o   Daniel R. MacLean
7900 East Union Avenue Suite 1100
Denver Colorado 80237
(Address of principal executive offices)

(303) 217-4556
 (Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xNo 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medzed, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Medzed, Inc. as of March 31, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period ended March 31, 2008 and since inception on August 3, 2007 through March 31, 2008.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Medzed, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
May 16, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

PART I
FINANCIAL INFORMATION

MEDZED, INC.
(A Development Stage Company)
Balance Sheet
(unaudited)

Item 1.   Financial Statements.

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$370	$2,779

Total Current Assets	370	2,779

TOTAL ASSETS	$370	$2,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$625	$550
Related party payable	10,550	5,550

Total Current Liabilities	11,175	6,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 1,500,000 shares issued and outstanding	150	150
Addiitional paid-in capital	14,850	14,850
Deficit accumulated during the development stage	(25,805)	(18,321)

Total Stockholders' Equity (Deficit)	(10,805)	(3,321)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$370	$2,779

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

		From Inception
	For the Three	on August 3,
	Months Ended	2007 Through
	March 31,	March 31,
	2008	2008
REVENUES	$-	$-

EXPENSES

General and administrative	7,484	25,805

Total Expenses	7,484	25,805

LOSS FROM OPERATIONS	(7,484)	(25,805)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

NET LOSS	$(7,484)	$(25,805)

BASIC LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,500,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Net loss for the three months ended
March 31, 2008	-	-	-	(7,484)	(7,484)

Balance, March 31, 2008	1,500,000	$150	$14,850	$(25,805)	$(10,805)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

		From Inception
	For the Three	on August 3,
	Months Ended	2007 Through
	March 31,	March 31,
	2008	2008
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(7,484)	$(25,805)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	75	625

Net Cash Provided by
Operating Activities	(7,409)	(25,180)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	5,000	10,550
Common stock issued for cash	-	15,000

Net Cash Provided by
Financing Activities	5,000	25,550

NET DECREASE IN CASH	(2,409)	370

CASH AT BEGINNING OF PERIOD	2,779	-

CASH AT END OF PERIOD	$370	$370

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the medical accounting and management industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.      Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Medzed,” Company,” “we,” “our” or “us” refer to Medzed, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 8, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Medzed Inc. was incorporated on August 3, 2007 under the laws of the State of Nevada. We have not generated any revenue to date and are a development stage company. We were established for the purpose of becoming a third party reseller of Medical Office Business Solutions. The Company intends to market and resell Electronic Medical Records (EMR) software, Physician Practice Management (PPM) software, and billing software and related services on behalf of the manufacturers of these products.

Plan of Operation

Over the course of the next three month period we plan to focus our efforts on the development of a comprehensive business and marketing plan to assist us with a successful entry into the medical office business solutions market place. Our current management and sole director have over 20 years of experience in management positions in the healthcare industry both in the United States and Canada and will be able to provide sufficient business planning experience to create and execute an effective business plan.  Over the next twelve months, we intend to commence our marketing efforts, which will be directed towards small to medium size healthcare providers, such as medical offices, clinics and ambulatory clinic space.  Initially the Company will focus on physicians’ offices within Denver, Colorado.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008 reflects cash in the amount of $370. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $7,484 for the three months ended March 31, 2008 and a net loss of $25,805 for the period August 3, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the medical accounting and management industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.     Other Information.

None

Item 6.    Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)
32.1	Section 1350 Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               .

MEDZED, INC

Dated: May 20, 2008	By:	/s/ Danield R. MacLean
Daniel R. MacLean
President, Chief Executive Officer,Treasurer and Director (Principal Executive, Financial andAccounting Officer)

Dated: May 20, 2008	By:	/s/ David C. Loucks
David C. Loucks
Secretary