Form 10-Q
period 2008-06-30
MEDZED INC.
filed 2008-08-14
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

 ❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☒

As of August 13, 2008, 1,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$9,123	$2,779

Total Current Assets	9,123	2,779

TOTAL ASSETS	$9,123	$2,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,575	$550
Related party payable	21,800	5,550

Total Current Liabilities	24,375	6,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 1,500,000 shares issued and outstanding	150	150
Addiitional paid-in capital	14,850	14,850
Deficit accumulated during the development stage	(30,252)	(18,321)

Total Stockholders' Equity (Deficit)	(15,252)	(3,321)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$9,123	$2,779

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2008	2008	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	4,447	11,931	30,252

Total Expenses	4,447	11,931	30,252

LOSS FROM OPERATIONS	(4,447)	(11,931)	(30,252)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(4,447)	$(11,931)	$(30,252)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Net loss for the six months ended
June 30, 2008	-	-	-	(11,931)	(11,931)

Balance, June 30, 2008	1,500,000	$150	$14,850	$(30,252)	$(15,252)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2008	2008	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(4,447)	$(11,931)	$(30,252)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,950	2,025	2,575

Net Cash Provided by
Operating Activities	(2,497)	(9,906)	(27,677)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	11,250	16,250	21,800
Common stock issued for cash	-	-	15,000

Net Cash Provided by
Financing Activities	11,250	16,250	36,800

NET DECREASE IN CASH	8,753	6,344	9,123

CASH AT BEGINNING OF PERIOD	370	2,779	-

CASH AT END OF PERIOD	$9,123	$9,123	$9,123

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008 reflects cash in the amount of $9,123. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

 Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $11,931 for the six months ended June 30, 2008 and a net loss of $30,232 for the period August 3, 2007 (inception) to June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders for the six months ended June 30, 2008.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)
32.1	Section 1350 Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            .

MEDZED, INC

Dated: August 14, 2008	By:	/s/ Danield R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer,Treasurer and Director
(Principal Executive, Financial andAccounting Officer)

By:	/s/ David C. Loucks
Name: David C. Loucks
Title:Secretary