Form 10-Q
period 2008-09-30
MEDZED INC.
filed 2008-11-14
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-148719

MEDZED, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0641585
(State of incorporation)	(IRS Employer ID Number)

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

As of September 30, 2008, 2,045,00 shares of common stock, par value $0.0001 per share, were outstanding.

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$10,280	$2,779

Total Current Assets	10,280	2,779

TOTAL ASSETS	$10,280	$2,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable	$-	$550
Related party payable	21,250	5,550

Total Current Liabilities	21,250	6,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 1,500,000 and 2,045,000 shares issued and outstanding respectively	205	150
Additional paid-in capital	36,595	14,850
Deficit accumulated during the development stage	(47,770)	(18,321)

Total Stockholders' Equity (Deficit)	(10,970)	(3,321)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,280	$2,779

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three	For theNine	From Inception on August 3,
	Months Ended	Months Ended	2007 Through
	September 30,	September 30,	September 30,
	2008	2008	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	17,518	29,449	47,770

Total Expenses	17,518	29,449	47,770

LOSS FROM OPERATIONS	(17,518)	(29,449)	(47,770)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(17,518)	$(29,449)	$(47,770)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,045,000	1,645,333

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04	545,000	55	21,745
Per share

Net loss for the nine months ended
September 30, 2008	-	-	-	(29,449)	(29,449)

Balance, September, 2008	2,045,000	$205	$36,595	$(47,770)	$(10,970)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

		From Inception	From Inception
	For the Nine	on August 3,	on August 3,
	Months Ended	2007 Through	2007 Through
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(29,449)	$(14,924)	$(47,770)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(550)	-	-

Net Cash Provided by
Operating Activities	(29,999)	(14,924)	(47,770)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	15,700	5,550	21,250
Common stock issued for cash	21,800	15,000	36,800

Net Cash Provided by
Financing Activities	37,500	20,550	58,050

NET DECREASE IN CASH	7,501	5,626	10,280

CASH AT BEGINNING OF PERIOD	2,779	-	-

CASH AT END OF PERIOD	$10,280	$5,626	$10,280

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash in the amount of $10,280. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,518 for the nine months ended September 30, 2008 and a net loss of $47,770 for the period August 3, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders for the six months ended September 30, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)
32.1	Section 1350 Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDZED, INC

Dated: November 14, 2008	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer,Treasurer and Director
(Principal Executive, Financial andAccounting Officer)

By:	/s/ David C. Loucks
Name: David C. Loucks
Title:Secretary