Form 10-Q/A
period 2008-09-30
MEDZED INC.
filed 2009-02-26
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ❒

As of September 30, 2008, 2,045,000 shares of common stock, par value $0.0001 per share, were outstanding.

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

PART I  FINANCIAL INFORMATION

Item 1.          Financial Statements

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)

CURRENT ASSETS

Cash	$10,280	$2,779

Total Current Assets	10,280	2,779

TOTAL ASSETS	$10,280	$2,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$550
Related party payable	21,250	5,550

Total Current Liabilities	21,250	6,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 1,500,000 and 2,045,000 shares issued and outstanding respectively	205	150
Additional paid-in capital	36,595	14,850
Deficit accumulated during the development stage	(47,770)	(18,321)

Total Stockholders' Equity (Deficit)	(10,970)	(3,321)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$10,280	$2,779

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Nine	on August 3,
	Months Ended	Months Ended	2007 Through
	September 30,	September 30,	September 30,
	2008	2008	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	17,518	29,449	47,770

Total Expenses	17,518	29,449	47,770

LOSS FROM OPERATIONS	(17,518)	(29,449)	(47,770)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(17,518)	$(29,449)	$(47,770)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,045,000	1,645,333

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

Item 2.   Management’s Discussion and Analysis or Plan of Operations

As used in this Form 10-Q/A, references to the “Medzed,” Company,” “we,” “our” or “us” refer to Medzed, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q/A (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q/A and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

                                                            .

MEDZED, INC

Dated: February 25, 2009	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)