Form 10-K
period 2008-12-31
MEDZED INC.
filed 2009-03-31
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148719

MEDZED INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	26-0641585 (IRS Employer Identification No.)

c/o   Daniel R. MacLean
7900 East Union Avenue, Suite 1100
Denver Colorado 80237
(Address of principal executive offices)

(303) 217-4556
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be computed because there is no reported trading in the registrant’s common stock.

The number of shares of common stock issued and outstanding as of March 27, 2009, was 2,500,000 shares.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

PART I

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to Medzed Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Any statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” or  “predicts.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Business.

Corporate Background

Medzed Inc. was incorporated on August 3, 2007 under the laws of the State of Nevada. We have not generated any revenue to date and we are a development stage company. We were established for the purpose of becoming a third party reseller of medical office business solutions. The Company intends to market and resell Physician Practice Management (PPM) software, Electronic Medical Records (EMR) software, billing software and related services on behalf of the manufacturers of these products.  The PPM software which the Company intends to sell is designed to help healthcare providers capture patient demographics, schedule appointments, maintain lists of insurance payers, perform billing tasks and generate reports. The EMR software consolidates patients’ personal and administrative information, health history, prescriptions, treatments and conditions.  The Company intends to provide installation services and training programs in conjunction with PPM and EMR vendors, including design of specific hardware and software solutions for individual outpatient medical offices or clinics and ongoing support services.

Marketing

The target market for PPM and EMR software is physicians’ offices, clinics and ambulatory clinic space.  Initially the Company will focus on physicians’ offices within Denver, Colorado.  The sales processes, in most cases, will piggy back off PPM and EMR vendors.  Once a potential customer has expressed an interest in switching from paper medical records to electronic medical records, Medzed will provide consulting services to determine what is required to support the software; i.e. T1 Line versus DSL, hardware requirements, etc.  Medzed will also provide installation, training, and ongoing support services.

Competition

Although the market for PPM and EMR software is still in its infancy, significant growth is expected.  While there are a significant number of established companies engaged in PPM and EMR software installation and support services, there is also constant demand for the services of third-party resellers such as Medzed that provide direct support, including system design and installation.  Medzed is not bound by one supplier, it will act as a one stop shop consulting company that will fit the individual software with the needs of the individual physician’s medical office and provide training as well as ongoing support services.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided on a voluntary basis by our sole director and officer.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information called for by this Item.

Item 2. Description of Property.

We do not lease or own any real property. Our principal executive offices are located at 7900 East Union Avenue, Suite 1100 Denver, CO 80237. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3. Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

There has been no market for our securities.

As of March 11, 2009 the principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "MEZE". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Shares in MEZE have yet to be traded as of the filing of this report.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis or Plan Operation

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

Medzed Inc. was incorporated on August 3, 2007 under the laws of the State of Nevada. We have not generated any revenue to date and are a development stage company. We were established for the purpose of becoming a third party reseller Physician Practice Management (PPM) and Electronic Medical Records (EMR) software, billing software and related services on behalf of the manufacturers of these products.

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on the development of a comprehensive business and marketing plan to assist us with a successful entry into the medical office business solutions market place. Our marketing efforts will be directed towards small to medium size healthcare providers, such as medical offices, clinics and ambulatory clinic space.  Initially the Company will focus on physicians’ offices within Denver, Colorado.

Results of Operations

We have not generated any revenue to date.  Expenses in the year ended December 31, 2008 amounted to $41,437, as compared to $18,321 in the period from August 3, 2007 (inception) to December 31, 2007.  Our net loss in the year ended December 31, 2008 was $41,437, as compared to $18,321 in the period from August 3, 2007 (inception) to December 31, 2007, and the basic loss per share was $0.02. The approximately $126% increase in expenses from year ended December 31, 2007 to year ended December 31, 2008 was a result of the increase in general compliance expenses

Liquidity and Capital Resources

On December 31, 2008 we had $4,542 in cash and cash equivalents, as compared to $2,779 on December 31, 2007.  We anticipate generating losses in the future and may be unable to continue operations. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

On March 1, 2008 the Company commenced an offering of 1,000,000 shares of common stock at $0.04 per share, pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 17, 2008 and declared effective on February 25, 2008 (file number 333-148719). All of the shares offered were sold for aggregate gross proceeds of $40,000.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $41,437 in the year ended December 31, 2008 and a net loss of $18,321 for the period from August 3, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include investing in and developing all types of businesses related to the medical accounting and management industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medzed, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Medzed, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on August 3, 2007 through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medzed, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on August 3, 2007 through December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has insufficient capital resources and inconsistent revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Charter
.00ed

Moore & Associates Chartered
Las Vegas, Nevada
March 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-75010

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash	$4,542	$2,779

Total Current Assets	4,542	2,779

TOTAL ASSETS	$4,542	$2,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$550
Related party payable	9,300	5,550

Total Current Liabilities	9,300	6,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 and 1,500,000 issued and
outstanding, respectively	250	150
Addiitional paid-in capital	54,750	14,850
Deficit accumulated during the development stage	(59,758)	(18,321)

Total Stockholders' Equity (Deficit)	(4,758)	(3,321)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,542	$2,779

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the Year	on August 3,	on August 3,
	Ended	2007 Through	2007 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	41,437	18,321	59,758

Total Expenses	41,437	18,321	59,758

LOSS FROM OPERATIONS	(41,437)	(18,321)	(59,758)

Income tax expense	-	-	-

NET LOSS	$(41,437)	$(18,321)	$(59,758)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,000,000	1,500,000

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	- ##	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04
per share	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(41,437)	(41,437)

Balance, December 31, 2008	2,500,000	$250	$54,750	$(59,758)	$(4,758)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the Year	on August 3,	on August 3,
	Ended	2007 Through	2007 Through
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(41,437)	$(18,321)	$(59,758)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(550)	550	-

Net Cash Used in
Operating Activities	(41,987)	(17,771)	(59,758)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	3,750	5,550	9,300
Common stock issued for cash	40,000	15,000	55,000

Net Cash Provided by
Financing Activities	43,750	20,550	64,300

NET DECREASE IN CASH	1,763	2,779	4,542

CASH AT BEGINNING OF PERIOD	2,779	-	-

CASH AT END OF PERIOD	$4,542	$2,779	$4,542

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business and Organization

Medzed, Inc. (The Company) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity.  In particular the Company was established for the purpose of becoming a third party reseller of Medical Officer Business Solutions. The Company intends to market and sell Electronic Medical Records (EMR) software, Physician Practice Management (PPM) software, and billing software and services on behalf of the manufacturers of these products. Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

c. Use of Estimates

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

d. Newly Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Newly Issued Accounting Pronouncements (Continued)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Newly Issued Accounting Pronouncements (Continued)

The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Newly Issued Accounting Pronouncements (Continued)

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

e. Income Taxes

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2008		December 31, 2007
Income tax expense at statutory rate	$(16,160	) )	$(7,145))
Common stock issued for services	-0-)		-0-
Valuation allowance	16,160)		7,145
Income tax expense per books	$-0-)		$-0-

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	December 31, 2008		December 31, 2007
NOL Carryover	$23,305)		$7,145
Valuation allowance	(23,305	) )	(7,145)
Net deferred tax asset	$-0-		$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $59,758 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

f. Basic Loss per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008.

	For the Year Ended December 31, 2008	From Inception Through December 31, 2007
Loss (numerator)	$(41,437)	$(18,321)
Shares (denominator)	2,000,000	1,500,000
Per share amount	$(0.02)	$(0.01)

g. Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

h. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

i. Stock-based compensation.

As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLE

As of December 31, 2008, the Company has received a cash advance from its principal shareholder of $9,300. The advance is non interest bearing, unsecured and due upon demand.

MEDZED, INC.
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 – COMMON STOCK ISSUANCES

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its par value $0.001 common stock for cash at $0.04 per share.  During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.001 common stock for cash at $0.01 per share.  A total of 2,500,000 shares of common stock were issued and outstanding at December 31, 2008.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our principal executive, financial and accounting officer has concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework, as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Daniel R. MacLean is our sole director, president and treasurer (principal executive, financial, and accounting officer) since our inception on August 3, 2007.  Mr. MacLean has 20 years of experience in management positions in the healthcare industry in both the United States and Canada.  Currently he is the president of Health Macs LLC, a health care management consulting company located in Denver, Colorado.  Mr. MacLean’s business address is 7900 East Union Avenue, Suite 1100, Denver, Colorado 80237.

Our sole director and officer does not hold positions on the board of directors of any other U.S. reporting companies and has no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

Directors of the Company serve for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Officers serve, at the pleasure of the board of directors, for a term of one year and until the successor is appointed and qualified.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or director at will. The policy of having no committee will change if the constitution of one becomes necessary as a result of growth of the company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers however the company plans to implement such a code.

Item 11. Executive Compensation

Since our incorporation on August 3, 2007, we have not paid any compensation to our director or officer in consideration for his services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on August 3, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our sole director and officer does not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on August 3, 2007, no compensation has been paid to our director in consideration for his services rendered in his capacity as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The following table lists, as of March 27, 2009, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 2,500,000 shares of our common stock issued and outstanding as of March 27, 2009. We do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Daniel R. MacLean	1,500,000	60%
7900 East Union Avenue, Suite 1100 Denver Colorado 80237
All officers and directors as a group (1 person)	1,500,000	60%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 2, 2007, pursuant to s decision of our board of directors, we issued 1,500,000 shares of our common stock to Daniel R. MacLean, our president and treasurer, in consideration for cash payment in the amount of $15,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Daniel R. MacLean, our president and treasurer, loaned the Company $5,550.  The loan is evidenced by a promissory note dated August 6, 2007, it bears no interest and it is payable on demand.

As of December 31, 2008, the Company has received a cash advance from Mr. MacLean of $9,300. The advance is non interest bearing, unsecured and due upon demand.

Item 14. Principal Accountant Fees and Services

Needs to be completed
Moore & Associates, Chartered Accountant and Advisors provided audit services to the Company in connection with its annual reports for the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by Moore & Associates for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements during the fiscal year ended December 31, 2008, were:

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$3,500	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$9,375	$0

Audit Committee Pre-Approval

The Company does not have a standing audit committee.  All audit, audit-related, tax, and all other fees paid to were pre-approved by the Company’s Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation of the Company*

3.2	By-Laws of the Company*

4.1	Demand Promissory Note dated August 6, 2007 made by the Company in favor of Daniel R. MacLean*

23	Consent of Independent Registered Public Accounting Firm

32	Section 302(a) Certification of Principal Executive and Financial Officer*Section 1350 Certification of Principal Executive and Financial Officer*

32	Section 1350 Certification of Principal Executive and Financial Officer*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDZED INC.

Dated: March 31 , 2009	By:	/s/ Daniel R. MacLean
Daniel R. MacLean
President, Treasurer and Sole Director (Principal Executive, Financial and Accounting officer)