Form 10-Q
period 2009-03-31
MEDZED INC.
filed 2009-05-13
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

As of March 31, 2009 there were 2,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008

	(unaudited)

CURRENT ASSETS

Cash	$2,928	$4,542

Total Current Assets	2,928	4,542

TOTAL ASSETS	$2,928	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Related party payable	9,716	9,300

Total Current Liabilities	9,716	9,300

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	54,750	54,750
Deficit accumulated during the development stage	(61,788)	(59,758)

Total Stockholders' Equity (Deficit)	(6,788)	(4,758)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,928	$4,542

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception on August 3, 2007 Through March 31, 2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	2,030	7,484	61,788

Total Expenses	2,030	7,484	61,788

LOSS FROM OPERATIONS	(2,030)	(7,484)	(61,788)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(2,030)	$(7,484)	$(61,788)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Common Stock
	Shares	Amount

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04	1,000,000	100	39,900		40,000
Per share

Net loss for the year ended
December 31, 2008	-	-	-	(41,437)	(41,437)

Balance December 31, 2008	2,500,000	$250	$54,750	$(59,758)	$(4,758)

Net loss for the three months ended
March 31, 2009	-	-	-	(2,030)	(2,030)

Balance, March 31, 2009	2,500,000	$250	$54,750	$(61,788)	$(6,788)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	From Inception on August 3, 2007 Through March 31, 2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(2,030)	$(7,484)	$(61,788)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	75	-

Net Cash Provided by
Operating Activities	(2,030)	(7,409)	(61,788)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	416	5,000	9,716
Common stock issued for cash	-	-	55,000

Net Cash Provided by
Financing Activities	416	5,000	64,716

NET DECREASE IN CASH	(1,614)	(2,409)	2,928

CASH AT BEGINNING OF PERIOD	4,542	2,779	-

CASH AT END OF PERIOD	$2,928	$370	$2,928

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects cash in the amount of $2,928. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $2,030 for the three months ended March 31, 2009 and a net loss of $61,788 for the period August 3, 2007 (inception) to March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There was no matter submitted to a vote of security holders for the three months ended March 31, 2009.

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

MEDZED, INC

Dated: May 11, 2009	By:	/s/ Daniel R. MacLean
	Name:	Daniel R. MacLean
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)