Form 10-Q
period 2009-06-30
MEDZED INC.
filed 2009-08-13
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of June 30, 2009 there were 2,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

MEDZED, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$4,562	$4,542

Total Current Assets	4,562	4,542

TOTAL ASSETS	$4,562	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,875	$-
Related party payable	12,416	9,300

Total Current Liabilities	18,291	9,300

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	54,750	54,750
Deficit accumulated during the development stage	(68,729)	(59,758)

Total Stockholders' Equity (Deficit)	(13,729)	(4,758)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,562	$4,542

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Six	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	6,941	4,447	68,729

Total Expenses	6,941	4,447	68,729

LOSS FROM OPERATIONS	(6,941)	(4,447)	(68,729)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(6,941)	$(4,447)	$(68,729)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,500,000	2,718,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04	1,000,000	100	39,900		40,000
Per share

Net loss for the year ended
December 31, 2008	-	-	-	(41,437)	(41,437)

Balance December 31, 2008	2,500,000	$250	$54,750	$(59,758)	$(4,758)

Net loss for the six months ended
June 30, 2009	-	-	-	(8,971)	(8,971)

Balance, June 30, 2009	2,500,000	$250	$54,750	$(68,729)	$(13,729)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Six	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(8,971)	$(11,931)	$(68,729)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	2,025	-

Net Cash Provided by
Operating Activities	(8,971)	(9,906)	(62,854)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	3,116	16,250	12,416
Common stock issued for cash	-	-	55,000

Net Cash Provided by
Financing Activities	3,116	16,250	67,416

NET DECREASE IN CASH	20	6,344	4,5628

CASH AT BEGINNING OF PERIOD	4,542	2,779	-

CASH AT END OF PERIOD	$4,562	$9,123	$4,562

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $4,562. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $8,971 for the six months ended June 30, 2009 and a net loss of $68,729 for the period August 3, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There was no matter submitted to a vote of security holders for the six months ended June 30, 2009.

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

                                                            .

MEDZED, INC

Dated: Aug 14, 2009	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)