Form 10-Q/A
period 2009-06-30
MEDZED INC.
filed 2009-09-22
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

 X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of June 30, 2009 there were 2,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

THE COMPANY IS FILING THIS AMENDED QUARTERLY REPORT TO CLARIFY THAT THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES FOUND IN ITS QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2009, FILED ON FORM 10-Q WITH THE COMMISSION ON AUGUST 13, 2009, WERE NOT REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT REGISTERED WITH THE PUBLIC COMPANY ACCOUNTANT OVERSIGHT BOARD – SEE INTRODUCTORY NOTE TO THE FINANCIAL STATEMENTS FILED HEREWITH FOR ADDITIONAL INFORMATION. AS DISCUSSED ON FORM 8-K FILED WITH THE COMMISSION ON SEPTEMBER 10, 2009, THE COMPANY HAS ENGAGED NEW AUDITORS, AND THEY WILL PERFORM THE NECESSARY REVIEW OF THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES FOR THE QUARTER ENDED JUNE 30, 2009. THE COMPANY INTENDS TO FILE A FURTHER AMENDED QUARTERLY REPORT AFTER ITS NEW AUDITOR HAS HAD THE OPPORTUNITY TO PERFORM ITS REVIEW.

MEDZED, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MEDZED, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008
	(UNAUDITED & UNREVIEWED)	(UNAUDITED & UNREVIEWED)
ASSETS

CURRENT ASSETS

Cash	$4,562	$4,542

Total Current Assets	4,562	4,542

TOTAL ASSETS	$4,562	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,875	$-
Related party payable	12,416	9,300

Total Current Liabilities	18,291	9,300

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	54,750	54,750
Deficit accumulated during the development stage	(68,729)	(59,758)

Total Stockholders' Equity (Deficit)	(13,729)	(4,758)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)	$4,562	$4,542

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

			From Inception
	For the Six	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(UNAUDITED & UNREVIEWED)	(UNAUDITED & UNREVIEWED)	(UNAUDITED & UNREVIEWED)

REVENUES	$-	$-	$-

EXPENSES

General and administrative	6,941	4,447	68,729

Total Expenses	6,941	4,447	68,729

LOSS FROM OPERATIONS	(6,941)	(4,447)	(68,729)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(6,941)	$(4,447)	$(68,729)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,500,000	2,718,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

(unaudited)

	Common Stock (UNAUDITED & UNREVIEWED)		Additional Paid-in Capital (UNAUDITED & UNREVIEWED)	Deficit Accumulated During the Development Stage (UNAUDITED & UNREVIEWED)	Total Stockholders' Equity (UNAUDITED & UNREVIEWED)
	Shares	Amount

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04 Per share	1,000,000	100	39,900		40,000

Net loss for the year ended December 31, 2008	-	-	-	(41,437)	(41,437)

Balance December 31, 2008	2,500,000	$250	$54,750	$(59,758	$(4,758)

Net loss for the six months ended June 30, 2009	-	-	-	(8,971)	(8,971)

Balance, June 30, 2009	2,500,000	$250	$54,750	$(68,729)	$(13,729)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Six	For the Six	on August 3,
	Months Ended	Months Ended	2007 Through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(UNAUDITED & UNREVIEWED)	(UNAUDITED & UNREVIEWED)	(UNAUDITED & UNREVIEWED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,971)	$(11,931)	$(68,729)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	-	2,025	-

Net Cash Provided by
Operating Activities	(8,971)	(9,906)	(62,854)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loans	3,116	16,250	12,416
Common stock issued for cash	-	-	55,000

Net Cash Provided by
Financing Activities	3,116	16,250	67,416

NET DECREASE IN CASH	20	6,344	4,5628

CASH AT BEGINNING OF PERIOD	4,542	2,779	-

CASH AT END OF PERIOD	$4,562	$9,123	$4,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 and December 31, 2008

INTRODUCTORY NOTE:

Pursuant to Regulation S-X, “interim financial statements included in quarterly reports on Form 10–Q (§249.308(a) of this chapter) must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Commission…” On August 13, 2009, the Company filed its Form 10-Q for the quarter ended June 30, 2009 believing it had received verbal consent from its former auditors, Seale & Beers. On September 15, 2009, upon notifying Seale & Beers that they had been dismissed as the Company’s independent auditors, the Company received a letter from Seale & Beers advising that the Company had filed its Form 10-Q without their having conducted any review of the interim financial statements. As such, the Company is now filing this Amendment No.1 on Form 10-Q/A, and will file a subsequent Amendment No.2 once the Company’s new auditors complete their review of the subject interim financial statements.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Previously Filed)
32.1	Section 1350 Certifications of Daniel R. MacLean, the President, Chief Executive Officer, Treasurer and Director (Previously Filed)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDZED, INC

Dated: September 21, 2009	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)