Form 10-Q/A
period 2009-06-30
MEDZED INC.
filed 2009-09-29
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 25, 2009 there were 2,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

AMENDMENT NO. 1 TO THIS FORM 10-Q WAS FILED TO CLARIFY THAT THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES FOUND IN ITS QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2009, FILED ON FORM 10-Q WITH THE COMMISSION ON AUGUST 13, 2009, WERE NOT REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT REGISTERED WITH THE PUBLIC COMPANY ACCOUNTANT OVERSIGHT BOARD – SEE INTRODUCTORY NOTE TO THE FINANCIAL STATEMENTS FILED HEREWITH FOR ADDITIONAL INFORMATION. AS DISCUSSED ON FORM 8-K FILED WITH THE COMMISSION ON SEPTEMBER 10, 2009, THE COMPANY HAS ENGAGED NEW AUDITORS, AND THEY WILL PERFORM THE NECESSARY REVIEW OF THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES FOR THE QUARTER ENDED JUNE 30, 2009. THE COMPANY INTENDS TO FILE A FURTHER AMENDED QUARTERLY REPORT AFTER ITS NEW AUDITOR HAS HAD THE OPPORTUNITY TO PERFORM ITS REVIEW.

AMENDMENT NO. 2 TO THIS FORM 10-Q IS BEING FILED TO INCLUDE FINANCIAL STATEMENTS THAT HAVE BEEN REVIEWED BY THE COMPANY’S REGISTERED INDEPENDENT ACCOUNTING FIRM.

MEDZED, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MEDZED, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$4,562	$4,542

Total Current Assets	4,562	4,542

TOTAL ASSETS	$4,562	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,875	$-
Related party payable	12,416	9,300

Total Current Liabilities	18,291	9,300

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 issued and
outstanding	250	250
Additional paid-in capital	54,750	54,750
Deficit accumulated during the development stage	(68,729)	(59,758)

Total Stockholders' Equity (Deficit)	(13,729)	(4,758)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,562	$4,542

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

					From Inception
					on August 3,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	6,941	4,447	8,971	11,931	68,729

Total Expenses	6,941	4,447	8,971	11,931	68,729

LOSS FROM OPERATIONS	(6,941)	(4,447)	(8,971)	(11,931)	(68,729)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(6,941)	(4,447)	(8,971)	(11,931)	(68,729)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,941)	$(4,447)	$(8,971)	$(11,931)	$(68,729)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,500,000	1,718,000	2,500,000	1,645,333

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01
per share	1,500,000	150	14,850	-	-

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(18,321)

Common stock issued for cash at $0.04
per share	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(41,437)	(41,437)

Balance, December 31, 2008	2,500,000	250	54,750	(59,758)	(19,758)

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	(8,971)	(8,971)

Balance, June 30, 2009 (unaudited)	2,500,000	$250	$54,750	$(68,729)	$(28,729)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
			on August 3,
	For the Six Months Ended		2007 Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(8,971)	$(11,931)	$(68,729)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5,875	2,025	5,875

Net Cash Used in
Operating Activities	(3,096)	(9,906)	(62,854)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payables	3,116	16,250	12,416
Common stock issued for cash	-	-	55,000

Net Cash Provided by
Financing Activities	3,116	16,250	67,416

NET INCREASE IN CASH	20	6,344	4,562

CASH AT BEGINNING OF PERIOD	4,542	2,779	-

CASH AT END OF PERIOD	$4,562	$9,123	$4,562

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009

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

NOTE 4 – RELATED PARTY PAYABLE

As of June 30, 2009, the Company has received cash advances from its principal shareholder of $12,416. The advances are non interest bearing, unsecured and due upon demand. Imputed interest was not considered to be material.

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

MEDZED, INC

Dated: September 28, 2009	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)