Form 10-Q
period 2009-09-30
MEDZED INC.
filed 2009-11-12
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2009, there were 2,500,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDZED, INC.
(A Development Stage Company)
Balance Sheets
ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS

Cash	$208	$4,542

Total Current Assets	208	4,542

TOTAL ASSETS	$208	$4,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,190	$-
Related party payable	12,906	9,300

Total Current Liabilities	19,096	9,300

TOTAL LIABILITIES	19,096	9,300

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000
shares authorized, 2,500,000 issued and
outstanding	250	250
Additional paid-in capital	54,750	54,750
Deficit accumulated during the development stage	(73,888)	(59,758)

Total Stockholders' Equity (Deficit)	(18,888)	(4,758)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$208	$4,542

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on August 3,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES

General and administrative	5,159	17,518	14,130	29,449	73,888

Total Expenses	5,159	17,518	14,130	29,449	73,888

LOSS FROM OPERATIONS	(5,159)	(17,518)	(14,130)	(29,449)	(73,888)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(5,159)	(17,518)	(14,130)	(29,449)	(73,888)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(5,159)	$(17,518)	$(14,130)	$(29,449)	$(73,888)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING	2,500,000	1,936,000	2,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, through December 31, 2007	-	-	-	(18,321)	(18,321)

Balance, December 31, 2007	1,500,000	150	14,850	(18,321)	(3,321)

Common stock issued for cash at $0.04 per share	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(41,437)	(41,437)

Balance, December 31, 2008	2,500,000	250	54,750	(59,758)	(4,758)

Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	(14,130)	(14,130)

Balance, September 30, 2009 (unaudited)	2,500,000	$250	$54,750	$(73,888)	$(18,888)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on August 3,
	For the Nine Months Ended		2007 Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(14,130)	$(29,449)	$(73,888)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	6,190	(550)	6,190

Net Cash Used in
Operating Activities	(7,940)	(29,999)	(67,698)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	3,606	15,700	12,906
Common stock issued for cash	-	21,800	55,000

Net Cash Provided by
Financing Activities	3,606	37,500	67,906

NET CHANGE IN CASH	(4,334)	7,501	208

CASH AT BEGINNING OF PERIOD	4,542	2,779	-

CASH AT END OF PERIOD	$208	$10,280	$208

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, Sputnik adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2009, the Company has received cash advances from its principal shareholder of $12,906. The advances are non interest bearing, unsecured and due upon demand. Imputed interest was not considered to be material.

NOTE 5 – SUBSEQUENT EVENTS

There were no subsequent events from the end of the quarter to November 13, 2009.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $208. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

 Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $14,130 for the nine months ended September 30, 2009 and a net loss of $73,888 for the period August 3, 2007 (inception) to September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing adequate internal controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and the company's chief operating officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the company's chief executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the company's chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders for the six months ended September 30, 2009.

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

MEDZED, INC

Dated: November 13, 2009	By:	/s/ Daniel R. MacLean
Name: Daniel R. MacLean
Title: President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)