Form 10-K
period 2009-12-31
MEDZED INC.
filed 2010-04-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

MEDZED, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-148719	26-0641585
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

3065 Beyer Blvd. B103-1 San Diego, CA
(Address of principal executive offices)
(858) 461-3544
(Registrant’s Telephone Number)

7900 East Union Avenue

Suite 1100

Denver, Colorado 80237

(Former name or former address,

if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MEZE.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The number of shares of common stock outstanding as of April 14, 2010 was 2,500,000.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MEZE”, “we,” “us” and “our” are references to Medzed, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

We believe that effective approximately September 30, 2008, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

As of the date of this Annual Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

As of March 22, 2010, we had no full time employees.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

 We do not own any real estate. Our offices are currently located at 3065 Beyer Blvd. B103-1, San Diego, California and our telephone number is (858) 461-3544. As of the date of this filing, we have not sought to move or change our office site. The space we lease is utilized for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since March 11, 2009 under the symbol of “MEZE.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Shares in MEZE have yet to be traded as of the filing of this report.

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Holders

As of December 31, 2009, there were 31 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2009.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

We have not generated any revenue to date. Expenses in the year ended December 31, 2009 amounted to $19,409, as compared to $34,552 for the year ended December 31, 2008. Our net loss in the year ended December 31, 2009 amounted to $19,409, as compared to $34,552 for the year ended December 31, 2008, and the basic loss per share was $0.00 and $0.00 respectively. The approximately 43% decrease in expenses from year ended December 31, 2008 to year ended December 31, 2009 was a result of the decrease in general compliance expenses

Liquidity and Capital Resources

On December 31, 2009 we had $1,004 in cash and cash equivalents, as compared to $4,544 on December 31, 2008. We anticipate generating losses in the future and may be unable to continue operations. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Cash Requirements

Our cash on hand as of December 31, 2009 is $1,004. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,409 in the year ended December 31, 2009 and a net loss of $34,552 for the year ended December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Medzed, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Medzed, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medzed, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 12, 2010

MEDZED, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$1,004	$4,544

Total Current Assets	1,004	4,544

TOTAL ASSETS	$1,004	$4,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,690	$3,685
Related party payable	14,288	-

Total Current Liabilities	18,978	3,685

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 issued and
outstanding, respectively	250	250
Additional paid-in capital	55,326	54,750
Deficit accumulated during the development stage	(73,550)	(54,141)

Total Stockholders' Equity (Deficit)	(17,974)	859

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,004	$4,544

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
	For the Year	For the Year	on August 3,
	Ended	Ended	2007 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
			(unaudited)

REVENUES	$-	$-	$-

EXPENSES

General and administrative	19,409	34,552	73,550

Total Expenses	19,409	34,552	73,550

LOSS FROM OPERATIONS	(19,409)	(34,552)	(73,550)

Income tax expense	-	-	-

NET LOSS	$(19,409)	$(34,552)	$(73,550)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,500,000	1,772,500

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2008	2,500,000	$250	$55,326	$(73,550)	$(17,974)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	For the Year	For the Year	on August 3,
	Ended	Ended	2007 Through
	December 31,	December 31,	December 31,
	2009	2008	2008
			(unaudited)
OPERATING ACTIVITIES

Net loss	$(19,409)	$(34,552)	$(73,550)
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on shareholder loan	576	-	576
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,005	(3,683)	4,690

Net Cash Used in
Operating Activities	(17,828)	(38,235)	(68,284)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	14,288	-	14,288
Common stock issued for cash	-	40,000	55,000

Net Cash Provided by
Financing Activities	14,288	40,000	69,288

NET DECREASE IN CASH	(3,540)	1,765	1,004

CASH AT BEGINNING OF PERIOD	4,544	2,779	-

CASH AT END OF PERIOD	$1,004	$4,544	$1,004

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2009 and 2008, the Company had no cash equivalents.

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

Recently Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 4 – RELATED PARTY PAYABLES

As of December 31, 2009 and 2008, the Company has received cash advances from its principal shareholder of $14,864 and $0. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $576 and $0 is included in additional paid in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its common stock for cash of $40,000.

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its common stock for cash of $15,000.

A total of 2,500,000 shares of common stock were issued and outstanding at December 31, 2009.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carried forward of $73,550 available to offset taxable income in future years which commence expiring in fiscal 2027. The Company had no uncertain tax positions at December 31, 2009 and 2008.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	6,599	11,748

Valuation allowance change	(6,599)	(11,748)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating loss carried forward	25,007	18,408

Valuation allowance	(25,007)	(18,408)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through April 14, 2010, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Reports on Form 8-K dated August 6, 2009 and September 10, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

As of December 31, 2009, effective controls over the control environment were not maintained. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2009, effective controls over financial statement disclosure were not maintained. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2009, effective controls over equity transactions were not maintained. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our management and Board of Directors plan to establish the following remediation measures during the fiscal year ended December 31, 2010:

•

Our Board of Directors will nominate an audit committee and audit committee financial expert to ensure that we establish appropriate internal controls over our financial reporting process, including formal review and approval of our financial statements and the review, implementation, and monitoring of necessary internal controls, procedures, and policies to mitigate the potential risk of material misstatement of our financial records.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Gloria Ramirez-Martinez	34	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	December 7, 2009

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Gloria Ramirez-Martinez has over 8 years of experience in international trade. She has overseen all aspects of the import/export business from client services to logistics. She started her career in 1999 as a programmer working for a major appliance distributor in Mexico. Ms. Ramirez Martinez graduated with a degree in Business Administration from the Institute of Technology of Celaya (Mexico) in 1999. Since 2007, she has been working for GKN Driveline as Materials Planner. From 2001-2007, she worked for Hutchison Autopartes Mexico as Production Assistant.

Identification of Significant Employees

We have no significant employees other than Gloria Ramirez-Martinez, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria Ramirez-Martinez (1)	2009
	2008	-	-	-	-	-	-	-	-
Dan MacLean(2)	2009
	2008

(1)

On December 2, 2009, Ms. Gloria Ramirez-Martinez was appointed as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Ms. Ramirez-Martinez accepted such appointments

(2)

On December 2, 2009, Mr. Dan MacLean resigned from all positions with the Registrant, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. MacLean informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2009 and 2008.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2009:

Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Gloria Ramirez-Martinez	$-	$-	$-	$-
Dan MacLean	$-	$-	$-	$-

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)

Common Stock	Gloria Ramirez-Martinez 6100 Neil Road, Suite 500 San Diego, CA 92101 Reno, NV 89511	1,400,000(2)	56%

(1)

Applicable percentage of ownership is based on 2,500,000 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

(2)

Gloria Ramirez-Martinez acquired 1.4 million shares on December 3, 2009 in a private transaction from Dan MacLean, our former sole officer and director.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Gloria Ramirez-Martinez	1,400,000	56%

Common Stock	Directors and Officers as a Group	1,400,000	56%

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Ms. Ramirez-Martinez is not “independent”, as she is our sole executive officer in addition to being the only member of our board of directors.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$ 2,500	$ 3,500
Audit-related fees	$ -	$ -
Tax fees	$ -	-
All other fees	$ 2,350	$ 9,375
Total	$ 4,850	$ 12,875

Audit Fees

During the fiscal years ended December 31, 2009 and 2008, we incurred approximately $2,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009 and 2008.

During the fiscal year ended December 31, 2008, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $2,350 and $9,375, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Balance Sheets of Medzed, Inc., as of December 31, 2009 and 2008, the Statements of Operations for the years ended December 31, 2009 and 2008, the Statements Stockholders’ Equity (Deficit) from August 3, 2007 to December 31, 2009, and Statements of Cash Flows for the years ended December 31, 2009 and 2008, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.2	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDZED, INC.

Dated: April 14, 2010

/s/ Gloria Ramirez –Martinez

By: Gloria Ramirez-Martinez

Its: President and Principal Executive Officer

Dated: April 14, 2010

/s/ Gloria Ramirez –Martinez

By: Gloria Ramirez-Martinez

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 2010

/s/ Gloria Ramirez –Martinez

Gloria Ramirez-Martinez, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.