Form 10-Q
period 2010-03-31
MEDZED INC.
filed 2010-05-17
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 X  .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-148719

MEDZED, INC.

(Name of small business issuer in its charter)

Nevada	26-0641585
(State of incorporation)	(I.R.S. Employer Identification No.)

3065 Beyer Blvd. B103-1

San Diego, CA

(Address of principal executive offices)

(858) 461-3544

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       . Yes   X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X  . Yes       .No

As of May 14, 2010, there were 12,500,000 shares of the registrant’s $.0001 par value common stock issued and outstanding.

MEDZED, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MEZE" refers to Medzed, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDZED, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

ASSETS

	March 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$9	$1,004

Total Current Assets	9	1,004

TOTAL ASSETS	$9	$1,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,900	$4,690
Related party payable	16,278	14,288

Total Current Liabilities	21,178	18,978

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 2,500,000 issued and
outstanding, respectively	250	250
Additional paid-in capital	55,651	55,326
Deficit accumulated during the development stage	(77,070)	(73,550)

Total Stockholders' Equity (Deficit)	(21,169)	(17,974)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$9	$1,004

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the	For the	on August 3,
	Three Months Ended	Three Months Ended	2007 Through
	March 31,	March 31,	March 31
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES

General and administrative	3,520	845	77,070

Total Expenses	3,520	845	77,070

LOSS FROM OPERATIONS	(3,520)	(845)	(77,070)

Income tax expense	-	-	-

NET LOSS	$(3,520)	$(845)	$(77,070)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Imputed interest	-	-	325	-	325

Net loss for the three months
March 31, 2010	-	-	-	(3,520)	(3,520)

Balance, March 31, 2010 (unaudited)	2,500,000	$250	$55,651	$(77,070)	$(21,169)

The accompanying notes are an integral part of these financial statements

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the	For the Year	on August 3,
	Three Months	Ended	2007 Through
	December 31,	December 31,	December 31,
	2009	2008	2008

OPERATING ACTIVITIES

Net loss	$(3,520)	$(845)	$(77,070)
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on shareholder loan	325	-	901
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	210	(1,185)	4,900

Net Cash Used in
Operating Activities	(2,985)	(2,030)	(71,269)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	1,990	416	16,278
Common stock issued for cash	-	-	55,000

Net Cash Provided by
Financing Activities	1,990	416	71,278

NET INCREASE (DECREASE) IN CASH	(995)	(1,614)	9

CASH AT BEGINNING OF PERIOD	1,004	4,544	-

CASH AT END OF PERIOD	$9	$2,930	$9

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MEDZED, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Medzed, Inc. (The Company) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity.  In particular the Company was established for the purpose of becoming a third party reseller of Medical Officer Business Solutions. The Company intends to market and sell Electronic Medical Records (EMR) software, Physician Practice Management (PPM) software, and billing software and services on behalf of the manufacturers of these products. Pursuant to FASB Pronouncements the Company is classified as a development stage company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

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

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

MEDZED, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2010 and December 31, 2009, the Company has received cash advances from shareholder related party of $16,278 and $14,288. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $325 and $576 is included in additional paid in capital for the period’s ended March 31, 2010 and December 31, 2009.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its par value $0.001 common stock for cash at $0.04 per share.

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.001 common stock for cash at $0.01 per share.

A total of 2,500,000 shares of common stock were issued and outstanding at March 31, 2010.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carried forward of $77,070 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31, 2010 $	Three Months Ended March 31, 2009 $

Income tax recovery at statutory rate	1,197	287

Valuation allowance change	(1,197)	(287)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010 $	December 31, 2009 $

Net operating loss carried forward	26,203	25,007

Valuation allowance	(26,203)	(25,007)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENTS

On May 11, 2010, the Company approved an issuance of 10,000,000 shares of its common stock to its President, Gloria Ramirez Martinez, in exchange for advances totaling $25,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

We believe that effective approximately September 30, 2008, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

As of the date of this Quarterly Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

As of March 31, 2010, we had no full time employees.

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

Results of Operations

We have not generated any revenue to date. Expenses for the three months ended March 31, 2010 amounted to $3,520, as compared to $845 for the three months ended March 31, 2009. Our net loss for the three months ended March 31, 2010 amounted to $3,520, as compared to $845 for the three months ended March 31, 2009, and the basic loss per share was $0.00 and $0.00 respectively. The $2,675 increase in expenses from the three months ended March 31, 2009 to three months ended March 31, 2010 was a result of the increase in general compliance expenses

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects cash in the amount of $9. Cash from inception to date has been insufficient to provide the operating capital necessary to operate the company and therefore the Company has found additional funding through a loan from a related party.

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

Cash Requirements

Our cash on hand as of March 31, 2010 is $9. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $3,520 for the three months ended March 31, 2010 and a net loss of $77,070 for the period August 3, 2007 (inception) to March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to the Company’s employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and, iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDZED, INC.

Dated: May 17, 2010	By: /s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer