Form 10-Q
period 2010-06-30
MEDZED INC.
filed 2010-08-23
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

  X . Yes           . No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes        .  No

As of August 23, 2010, there were 12,500,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MEDZED, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MEZE" refers to Medzed, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDZED, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

ASSETS

	June 30	December 31,
	2010	2009

CURRENT ASSETS

Cash	$14,350	$1,004

Total Current Assets	14,350	1,004

TOTAL ASSETS	$14,350	$1,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,745	$4,690
Related party payable	16,478	14,288

Total Current Liabilities	22,223	18,978

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 50,000,000 shares
authorized, 12,500,000 and 2,500,000 issued and
outstanding, respectively	1,250	250
Additional paid-in capital	954,902	55,326
Deficit accumulated during the development stage	(964,025)	(73,550)

Total Stockholders' Equity (Deficit)	(7,873)	(17,974)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$14,350	$1,004

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the	For the	For the	For the	on August 3,
	Six Months	Six Months	Three Months	Three Months	2007 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Stock based compensation	875,000	-	875,000	-	875,000
General and administrative	15,475	1,586	12,280	741	89,025

Total Expenses	890,475	1,586	887,280	741	964,025

LOSS FROM OPERATIONS	(890,475)	(1,586)	(887,280)	(741)	(964,025)

Income tax expense	-	-	-	-	-

NET LOSS	$(890,475)	$(1,586)	$(887,280)	$(741)	$(964,025)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.00)	$(0.14)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,151,934	2,500,000	6,517,819	2,500,000

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Private placement	10,000,000	1,000	899,000	-	900,000

Imputed interest	-	-	576	-	576

Net loss for the six months
June 30, 2010	-	-	-	(890,475)	(890,475)

Balance, June 30, 2010	12,500,000	$1,250	$954,902	$(964,025)	$(7,873)

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the	For the	on August 3,
	Six Months	Six Months	2007 Through
	June 30,	June 30,	June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(890,475)	$(1,586)	$(964,025)
Stock based compensation	875,000	-	875,000
Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash item -
Imputed interest on shareholder loan	576	-	1,152
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,055	(1,185)	5,745

Net Cash Used in
Operating Activities	(13,844)	(2,771)	(82,128)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	2,190	2,791	15,326
Common stock issued for cash	25,000	-	81,152

Net Cash Provided by
Financing Activities	27,190	2,791	96,478

NET INCREASE IN CASH	13,346	20	14,350

CASH AT BEGINNING OF PERIOD	1,004	4,544	-

CASH AT END OF PERIOD	$14,350	$4,564	$14,350

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDZED, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 – NATURE OF OPERATIONS

Medzed, Inc. (The Company) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity.  In particular the Company was established for the purpose of becoming a third party reseller of Medical Officer Business Solutions. The Company intends to market and sell Electronic Medical Records (EMR) software, Physician Practice Management (PPM) software, and billing software and services on behalf of the manufacturers of these products.The Company is classified as a development stage company.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

MEDZED, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and December 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Notes to Unaudited Financial Statements

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

MEDZED, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, the Company has received cash advances from shareholder related party of $16,478 and $14,288. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $576 and $576 is included in additional paid in capital for the periods ended June 30, 2010 and December 31, 2009.

During the period ended June 30, 2010, the Company issued to the President of the Company, 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share. Stock based compensation in the amount of $875,000 was recorded as additional paid in capital based on the trading value of the shares on the date of issuance.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its par value $0.0001 common stock for cash at $0.04 per share.

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.0001 common stock for cash at $0.01 per share.

During the period ended June 30, 2010, the Company issued to the President of the Company, 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share. Stock based compensation in the amount of $875,000 was recorded as additional paid in capital based on the trading value of the shares on the date of issuance.

A total of 12,500,000 shares of common stock were issued and outstanding at June 30, 2010.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carried forward of $89,025 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $

Income tax recovery at statutory rate	5,261	539

Valuation allowance change	(5,261)	(539)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010 $	December 31, 2009 $

Net operating loss carried forward	30,269	25,007

Valuation allowance	(30,269)	(25,007)

Net deferred income tax asset	–	–

MEDZED, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

 NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Results of Operations

We have not generated any revenue to date. Expenses for the three and six months ended June 30, 2010 amounted to $887,280 and $890,475, as compared to $741 and $1,586 for the three and six months ended June 30, 2009. Our net loss for the three and six months ended June 30, 2010 amounted to $887,280 and $890,475, as compared to $741 and $1,586 for the three and six months ended June 30, 2009, and the basic loss per share was $0.00 and $0.00 respectively.

The $886,539 increase in expenses from the three months ended June 30, 2009 to three months ended June 30, 2010 was a result of the stock based compensation resulting from the issuance of stock to an officer and director at below the trading price.

The $888,889 increase in expenses from the six months ended June 30, 2009 to three months ended June 30, 2010 was a result of the stock based compensation resulting from the issuance of stock to an officer and director at below the trading price.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects cash in the amount of $14,350. Cash from inception to date has been insufficient to provide the operating capital necessary to operate the company and therefore the Company has found additional funding through a loan from a related party.

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

Cash Requirements

Our cash on hand as of June 30, 2010 is $14,350. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

 Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to the Company’s employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and, iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDZED, INC.

Dated: August 23, 2010	By: /s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer