Form 10-Q
period 2010-09-30
FIRST RESOURCES CORP
filed 2010-11-22
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-148719

FIRST RESOURCES CORP.

(Name of small business issuer in its charter)

Nevada	26-0641585
(State of incorporation)	(I.R.S. Employer Identification No.)

3065 Beyer Blvd. B103-1

San Diego, CA 92154

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

  X  . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes   X  . No

As of November 22, 2010, there were 12,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

FIRST RESOURCES CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Resources Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "First Resources" refers to First Resources Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FIRST RESOURCES CORP.
(Formerly MedZed, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	September 30	December 31,
	2010	2009

CURRENT ASSETS

Cash	$225	$1,004

Total Current Assets	225	1,004

TOTAL ASSETS	$225	$1,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,700	$4,690
Related party payable	16,898	14,288

Total Current Liabilities	19,598	18,978

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares
authorized, 12,700,000 and 2,500,000 issued and
outstanding, respectively	1,270	250
Additional paid-in capital	1,295,756	55,326
Deficit accumulated during the development stage	(1,316,399)	(73,550)

Total Stockholders' Equity (Deficit)	(19,373)	(17,974)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$225	$1,004

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.
(Formerly MedZed, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the	For the	For the	For the	on August 3,
	Nine Months	Nine Months	Three Months	Three Months	2007 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Stock base compensation	1,215,000	-	340,000	-	1,215,000
Mineral claims	3,000	-	3,000	-	3,000
General and administrative	24,849	14,130	9,374	5,159	98,399

Total Expenses	1,242,849	14,130	352,374	5,159	1,316,399

LOSS FROM OPERATIONS	(1,242,849)	(14,130)	(352,374)	(5,159)	(1,316,399)

Income tax expense	-	-	-	-	-

NET LOSS	$(1,242,849)	$(14,130)	$(352,374)	$(5,159)	$(1,316,399)

BASIC LOSS PER SHARE	$(0.16)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	7,644,322	2,500,000	8,335,897	2,500,000

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.
(Formerly MedZed, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for cash	10,000,000	1,000	899,000	-	900,000

Stock issued for services	200,000	20	339,980	-	340,000

Imputed interest	-	-	1,450	-	1,450

Net loss for the nine months
September 30, 2010	-	-	-	(1,242,849)	(1,242,849)

Balance, September 30, 2010	12,700,000	$1,270	$1,295,756	$(1,316,399)	$(19,373)

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.
(Formerly MedZed, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the	For the	on August 3,
	Nine Months	Nine Months	2007 Through
	September 30	September 30	September 30
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(1,242,849)	$(14,130)	$(1,316,399)
Non cash item -
Stock based compensation	1,215,000	-	875,000
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on shareholder loan	1,450	-	1,152
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,990)	6,190	2,700

Net Cash Used in
Operating Activities	(28,389)	(7,940)	(437,547)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	2,610	3,606	15,746
Common stock issued for cash	25,000	-	422,026

Net Cash Provided by
Financing Activities	27,610	3,606	437,772

NET DECREASE IN CASH	(779)	(4,334)	225

CASH AT BEGINNING OF PERIOD	1,004	4,542	-

CASH AT END OF PERIOD	$225	$208	$225

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.

(Formerly MedZed, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Medzed, Inc. (The Company) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity.  In particular the Company was established for the purpose of becoming a third party reseller of Medical Officer Business Solutions. The Company intends to market and sell Electronic Medical Records (EMR) software, Physician Practice Management (PPM) software, and billing software and services on behalf of the manufacturers of these products. Pursuant to FASB Guildelines, the Company is classified as a development stage company.

On August 19, 2010, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As a result of the Amendment the Registrant, among other things, has: (i) changed its name to “First Resources Corp.;” and, (ii) increased the aggregate number of authorized shares to 310,000,000 shares, consisting of  300,000,000 shares of Common Stock, par value $0.0001 per share  and 10,000,000 shares of preferred stock, par value $0.0001 per share

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

FIRST RESOURCES CORP.

(Formerly MedZed, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

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

FIRST RESOURCES CORP.

(Formerly MedZed, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

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

FIRST RESOURCES CORP.

(Formerly MedZed, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2010 and December 31, 2009, the Company has received cash advances from shareholder related party of $16,898 and $14,288. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $1,450 and $576 is included in additional paid in capital for the period’s ended September 30, 2010 and December 31, 2009.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its par value $0.0001 common stock for cash at $0.04 per share.

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.0001 common stock for cash at $0.01 per share.

During the period ended June 30, 2010, the Company issued to the President of the Company, 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share. Stock based compensation in the amount of $875,000 was recorded because the Company issued the stock to a related party.  The stock based compensation on the issuance to a related party was based on the quoted trading value of the shares on the date of issuance being $0.09 per share.

During the period ended September 30, 2010, the Company issued 200,000 shares of its par value $0.0001 common stock for services valued at $340,000 based on the quoted trading value of the shares on the date of issuance being $1.70 per share.

A total of 12,700,000 shares of common stock were issued and outstanding at September 30, 2010.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carry forward of $100,525 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $

Income tax recovery at statutory rate	8,955	4,804

Valuation allowance change	(8,955)	(4,804)

Provision for income taxes	–	–

FIRST RESOURCES CORP.

(Formerly MedZed, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

The significant components of deferred income tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010 $	December 31, 2009 $

Net operating loss carried forward	34,158	25,007

Valuation allowance	(34,158)	(25,007)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

We have not generated any revenue to date. Expenses for the three and nine months ended September 30, 2010 amounted to $352,374 and $1,249,849, as compared to $5,159 and $14,130 for the three and nine months ended September 30, 2009. Our net loss for the three and nine months ended September 30, 2010 amounted to $352,374 and $1,249,849, as compared to $5,159 and $14,130 for the three and nine months ended September 30, 2009, and the basic loss per share was $0.00 and $0.00 respectively.

The $1,228,719 increase in expenses from the nine months ended September 30, 2009 to nine months ended September 30, 2010 was a result of the stock based compensation resulting from the issuance of stock to an officer and director at below the trading price.

The $347,215 increase in expenses from the three months ended September 30, 2009 to nine months ended September 30, 2010 was a result of the stock based compensation resulting from the issuance of stock to an officer and director at below the trading price.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects cash in the amount of $225. Cash from inception to date has been insufficient to provide the operating capital necessary to operate the company and therefore the Company has found additional funding through a loan from a related party.

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

Cash Requirements

Our cash on hand as of September 30, 2010 is $225. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Quarterly Developments

On July 27, 2010 we staked four mining claims, the MDZ Lode Claims, on mineral properties in the Oatman mining district in Mohave County, Arizona (collectively referred to hereinafter as the "Claims"). Since that date, our operations have been primarily limited to organizing and restructuring our Company to include a new business plan based on the exploration of our newly acquired mineral claims. We are now an exploration stage corporation engaged in the search of mineral deposits or reserves, which are not in either the development or production stage.

On August 19, 2010, we filed an Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing our name to First Resources Corp. and increasing the aggregate number of authorized shares from 50,000,000 consisting of 50,000,000 shares of common stock and 0 shares of preferred stock to 310,000,000 consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. The company received approval to file the Amended Articles from holders of 91.2% of the issued and outstanding common stock of the Company.

On September 10, 2010, the Company entered into a Consulting Agreement with Steven Radvak (Mr. Radvak”) whereby Mr. Radvak would serve as the Company’s Vice President of Exploration for one year in exchange for Mr. Radvak receiving a one-time fully-paid issuance of 100,000 restricted shares of the Company’s common stock.

As a result of the Company’s change in business direction and acquisition of mining claims, the Company no longer believes it is a “shell” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. Accordingly on September 21, 2010 the Company filed a Registration Statement on Form S-1 setting forth its new business direction, which provided Form 10 type disclosures and was incorporated by reference into the Company’s Current Report on Form 8-K, announcing its change in shell status under Item 5.06.

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

Critical Accounting Policies

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

Recent Accounting Standards

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

               We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.            Quarterly Issuances:

On September 8, 2010, Alan Brown was issued 100,000 shares of its Common Stock, par value $0.0001 as consideration for his assistance with the staking of certain mining claims in the Oatman Mining District in Mohave County, Arizona. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 10, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Steven Radvak, (“Mr. Radvak”), an individual. Pursuant to the terms and conditions of the Consulting Agreement, Mr. Radvak shall serve as the Company’s Vice President of Exploration for an initial term of one (1) year. In exchange, Mr. Radvak shall receive a one-time fully-paid issuance of one hundred thousand (100,000) shares of the Company’s common stock.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

The following information was previously reported in our Current Report on Form 8-K filed on September 21, 2010:

ITEM 5.06 CHANGE IN SHELL COMPANY STATUS: On September 21, 2010, the Company filed a Registration Statement on Form S-1 setting forth the new direction of the Company’s business. Accordingly, the Company believes the acquisition of the mining claims and its new business direction remove the Company from “shell” status as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation, as amended by the Certificate of Amendment	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.1a	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.1	Consulting Agreement between the Company and Steven Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RESOURCES CORP.

Dated: November 22, 2010	By: /s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer