Form 10-K/A
period 2009-12-31
FIRST RESOURCES CORP
filed 2010-12-22
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

FIRST RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-148719	26-0641585
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

3065 Beyer Blvd. B103-1, San Diego, CA

(Address of principal executive offices)

(858) 461-3544

(Registrant’s Telephone Number)

Medzed, Inc.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MEZE.OB.”

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

3.

As of December 31, 2009, effective controls over equity transactions were not designed or in place maintained.  Specifically, controls were not designed to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.

As of December 31, 2009, our current disclosure controls and procedures were not effective to ensure that we record, process, summarize, and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

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

Our independent registered public accounting firm was not required to, and has not, issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting,

identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST RESOURCES CORP.

Dated: December 10, 2010	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez
Its: President and Principal Executive Officer

Dated: December 10, 2010	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez
Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: December 10, 2010	/s/ Gloria Ramirez-Martinez
Gloria Ramirez-Martinez, President, Principal Executive Officer,
Chief Financial Officer, Principal Accounting Officer
and Director

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

4