Form 10-K/A
period 2009-12-31
FIRST RESOURCES CORP
filed 2011-03-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

2.

As of December 31, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

3.

As of December 31, 2009, effective controls over equity transactions were not designed or in place maintained.  Specifically, controls were not designed to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

4.

As of December 31, 2009, our current disclosure controls and procedures were not effective to ensure that we record, process, summarize, and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures. Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

Accordingly, the Company concluded that the foregoing material weaknesses may have a pervasive impact on our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

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

2.

We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

We will establish policies to ensure that all significant transactions resulting in non-standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

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

FIRST RESOURCES CORP.

Dated: March 15, 2011	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez
Its: President and Principal Executive Officer

Dated: March 15, 2011	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez
Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 15, 2011	/s/ Gloria Ramirez-Martinez
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