Form 10-Q/A
period 2010-09-30
FIRST RESOURCES CORP
filed 2011-03-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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
(An Exploration Stage Company)
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
outstanding, respectively	1,270	250
Additional paid-in capital	1,295,756	55,326
Deficit accumulated during the exploration stage	(1,316,399)	(73,550)

Total Stockholders' Equity (Deficit)	(19,373)	(17,974)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$225	$1,004

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.
(Formerly Medzed, Inc.)
(An exploration Stage Company)
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
(An exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for cash	10,000,000	1,000	899,000	-	900,000

Stock issued for services	200,000	20	339,980	-	340,000

Imputed interest	-	-	1,450	-	1,450

Net loss for the nine months
September 30, 2010	-	-	-	(1,242,849)	(1,242,849)

Balance, September 30, 2010	12,700,000	$1,270	$1,295,756	$(1,316,399)	$(19,373)

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.
(Formerly Medzed, Inc.)
(An Exploration Stage Company)
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

FIRST RESOURCES CORP.

(Formerly Medzed, Inc.)

(A Exploration Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

First Resources Corp. (formerly Medzed, Inc.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company intends engage in the exploration of certain mineral interests in the state of Arizona. The Company is in the exploration stage.

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

The accompanying unaudited interim financial statements of First Resources Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in First Resources Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

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

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2010 and December 31, 2009, the Company has received cash advances from shareholder related party of $16,898 and $14,288. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $1,450 and $576 is included in additional paid in capital for the periods ended September 30, 2010 and December 31, 2009.

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

The significant components of deferred income tax assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

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

The accompanying unaudited interim financial statements of First Resources Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in First Resources Corp.'s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-K have been omitted.

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

FIRST RESOURCES CORP.

Dated: March 15, 2011	By: /s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer