Form 10-K
period 2010-12-31
FIRST RESOURCES CORP
filed 2011-04-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Copy of all Communications to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Avenue, Suite 400

San Diego, CA 92103

phone: 619.564.6100

fax: 619.546.6060

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $1,010,000 based upon the price ($1.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MEZE.”

The number of shares of common stock outstanding as of April 13, 2011 was 12,700,000.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MEZE”, “we,” “us” and “our” are references to First Resources Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF OUR BUSINESS

We were incorporated in the State of Nevada on August 3, 2007 under the name Medzed, Inc. We were originally established for the purpose of becoming a third party reseller of medical office business solutions. However, due to poor performance related to the sales of the medical office business solutions, we believe as of September 30, 2008, the Company became a “shell” company, as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934. On December 3, 2009, Dan MacLean (“Mr. MacLean”), the Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director of the Company, resigned from all positions with the Company and, as his final act as the sole member of the Company’s Board of Directors, Mr. MacLean appointed Ms. Gloria Ramirez-Martinez as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Ms. Ramirez-Martinez accepted such appointments.

From the time that the Company was considered a shell company until the time that we ceased being a shell company, we had focused our efforts on developing a new business, merging with, or acquiring an operating company with operating history and assets. Accordingly, we refocused the Company's business direction to include a new business plan based on the exploration of mineral claims. We decided to enter the mining business because we were seeking out viable and feasible alternatives to create value for our shareholders. We determined that staking and exploring potential mineral claims could be an excellent long term investment strategy that could lead to lucrative business opportunities. To reflect the Company’s new focus, on August 19, 2010, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to First Resources Corp.

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of gold, silver and other minerals, if any, and their extent. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property underlying our mineral claims, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the claims, and there is no assurance that we will discover one.

Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims may not contain any reserves. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and potential investors will lose their investment.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our Common Stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our Common Stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

If we discontinue our exploration of our currently staked claims, we may seek to acquire other natural resource exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition cost. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business. We are presently in the exploration stage of our business and have not commenced planned principal operations. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

If commercially marketable quantities of mineral deposits exist on the property underlying our mineral claims and sufficient funds are available, we will evaluate the financial viability, technical and financial risks of extraction, including an evaluation of the economically recoverable portion of the deposit, the metallurgy and ore recoverability, marketability and payability of the ore concentrates, engineering concerns, milling and infrastructure costs, finance and equity requirements and an analysis of the proposed mine from the initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given ore body is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including delivery equipment to transport the processed ore to our customers.

Although we are not required to deliver annual reports to our shareholders, we will make available to our shareholders annual reports containing financial statements audited by our independent auditors and our quarterly reports containing unaudited financial statements for each of the first three quarters of each year; however, we will not send the annual report to our shareholders unless requested by an individual shareholder. To date, we have not earned any revenues and have incurred a net loss of $1,246,808, in the year ended December 31, 2010 and a net loss of $19,409 for the year ended December 31, 2009. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will need $178,000, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

Our Acquisition of the Claims

The Company staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona. We intend to undertake exploration work on our claims. The fee simple title to the property is owned by the United States of America. We staked the land and have provided Arizona Bureau of Land Management the requisite Location Notice of Lode Mining Claim, upon providing the location notice and the requisite fees we are entitled to enter onto the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property as we see fit. Our Vice President of Exploration, Mr. Steve Radvak has been on the property during the process of staking the Claims.

The United States owns mineral rights in the United States, and these are administered by the US BLM. The BLM allows certain minerals, including metals, to be “claimed” by staking the land in accordance with state and federal regulations, without any sort of formal agreement. Staking of these minerals rights gives you the right to enter, explore and exploit these resources in accordance with local, state, and federal regulations. In order to locate and stake a mining claim one must do the following: 1) put up a conspicuous structure at the place of discovery, distinctly mark the claim’s boundaries on the ground, and post a notice of location at such site, 2) file a copy of the official signed notice of location and the maintenance fee of $140 per claim plus a $15 filing fee to the Arizona BLM, 3) file the same location notice with the respective county recorder’s office within 90 days of filing the claim. The location notice must contain the following: i) the name of the claim, ii) the type of claim (lode or placer claim), iii) the name and address of the owner of the claim, iv) a legal description of the approximate location of the claim, and v) a map or narrative showing the location of the claim within a quarter section. Filing a claim and paying the filing fees provides for one calendar year of rights. We have complied with all of the above and we have rights to our claims until August 31, 2011, unless we renew. The annual maintenance fees for mining claims, due to BLM on or before September 1, 2011, for the 2012 assessment year is $140 per claim. New mining claims located on or after September 1, 2010, will cost $189 to record with BLM. This includes $34 location fee, $140 maintenance fee, and $15 processing fee.

Claims

The property consists of 4 located mineral claims as follows:

Name	Area (in acres)	Expiration	Location
MDZ Lode Claim #1	20	August 31, 2011	The NE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #2	20	August 31, 2011	The NE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #3	20	August 31, 2011	The SE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #4	20	August 31, 2011	The SE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.

MINING CLAIM MAP

Lode (X) Placer ( )

1 mile
1 mile
MDZ Claims
3
4
1
2
Butte
N

Scale : 1" = 2000 feet

The map above depicts the MDZ Lode Claims, which are located in Section(s) 21, Township 20N, Range 20W, Gila and Salt River Base Meridians in Mohave County, Arizona, and are staked in a north-south direction.

Location and Access

N
93
Bullhead City
Moss Mine
Oatman
C
40
A
95
© 2005 TeleAtlas
Image © 2005 MDA EarthSat
Google
Pointer 35°04'34.50" N 114°25'42.88" W elev 2137 ft
Streaming |||||||||| 100%
Eye alt 68.65 mi

The MDZ Lode Claims are staked in the San Francisco (Oatman) Mining District in Mohave County, Arizona. Collectively, the Claims comprise a total of 80 acres of land. The claims are located approximately 10 miles east of Bullhead City, Arizona and 70 miles southeast of Las Vegas, Nevada. The Town of Oatman, Arizona is located 8 miles southeast of the property. The host rock of the mineralization forms a conspicuous ridge.

The nearby towns offer some of the necessary infrastructure required to base and carry-out an exploration program such as limited accommodations, communications, some equipment and supplies.

Climate

The area is characterized by desert conditions with very hot summers and mild winters. The area has an arid desert climate, however its elevation tempers this somewhat. Summer daytime highs reach above 90 °F (32 °C) frequently, and summertime lows usually remain between 60 °F (16 °C) and 70 °F (21 °C). Winter highs are generally mild, ranging in the mid to upper 50s, but nights are usually right around or slightly above freezing (32 °F/0 °C).

Property Geology

According to our geologist, Mr. Steven Radvak, and based on his knowledge relating to the area and his technical background, the following is a general description of the geology of the area in which we have staked our claims. The area consists of a Tertiary porphyrytic quartz monzonite intruding Tertiary age volcanics and volcanic-rich sediments. Precambrian rocks uncomfortably underlie the volcanic rocks. The area is dominated by the quartz monzonite with a few mafic Tertiary dikes cross-cutting. The veins consist of quartz-calcite and lesser adularia. The hanging walls of the veins commonly have several tens of feet of stockworks veining. The dip of the vein usually remains steep with little evidence of flattening as would be the case for a listric fault.

Glossary Of Technical Geological Terms

The following defined technical geological terms are used in our annual report:

Term	Definition

Adularia

A feldspar mineral and potassium aluminosilicate (KAlSi3O8). It commonly forms colourless, glassy, prismatic, twinned crystals in low-temperature veins of felsic plutonic rocks and in cavities in crystalline schists.

Assay	The act of testing the purity of precious metals.

Calcite	A carbonate mineral and the most stable polymorph of calcium carbonate (CaCO3).

Dip

The angle that a rock unit, fault or other rock structure makes with a horizontal plane. Expressed as the angular difference between the horizontal plane and the structure. The angle is measured in a plane perpendicular to the strike of the rock structure.

Fault	A fracture or fracture zone in rock along which movement has occurred.

Lode	A mineral deposit in solid rock.

Mafic

A term used to describe an igneous rock that has a large percentage of dark-colored minerals such as amphibole, pyroxene and olivine. Also used in reference to the magmas from which these rocks crystallize. Mafic rocks are generally rich in iron and magnesium.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Monzonite

An intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals.

Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Outcrop	A segment of bedrock exposed to the atmosphere.

Porphyry	A heterogeneous rock characterized by the presence of crustals in a relatively finer- grained matrix.

Precambrian	Noting or pertaining to the earliest era of earth history, ending 570 million years ago, during which the earth's crust formed and life first appeared in the seas.

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Reserve	(For the purposes of this report): that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

1)

Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

2)

Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Sediment	Any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.

Sedimentary	A type of rock which has been created by the deposition of solids from a liquid.

Stockwork	A complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Sulfide	A mineral compound characterized by the linkage of sulfur with a metal or semimetal.

Tertiary	Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Trenching	The removal of overburden to expose the underlying bedrock.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Volcanic	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

Management Experience

Our President, Ms. Ramirez-Martinez, has no professional or technical training or experience in the exploration or operation of mines. As such, our President may not be fully aware of the specific requirements related to working in this industry. Our President may make mistakes in her decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm. She may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of additional qualified geological consultants.

Our exploration activities include a determination by our geologic consultant to see if the property contains reserves. On September 10, 2010, the Company engaged Mr. Steven Radvak (“Mr. Radvak”) to serve as Vice President of Exploration. Mr. Radvak is considered a consultant functioning as an independent contractor and is neither an executive officer nor an employee of the Company. In this capacity, Mr. Radvak's duties shall include providing general assistance to the Company in developing its current plan of operations, as it relates to property acquisition and exploration, and performance of such other duties and responsibilities as may be reasonably required from time-to-time by the Board of Directors.

Competitive Factors

We are a new mineral resources exploration company. The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. While we will generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims as we currently hold all interest and rights to the claims.

However, we will compete with other mineral resource exploration companies for the acquisition of new mineral properties and for available resources. Many of the mineral resource exploration companies with whom we will compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact our ability to finance further exploration and development of our mineral properties. We will be competing with other mineral resource exploration companies for available resources, including, but not limited to: professional geologists, camp staff, mineral exploration supplies and drill rigs. Competing for available resources will depend on our technical abilities, financial capacities, industry contacts, and any consulting arrangements we may have in place.

We will also compete with other mineral resource exploration companies for financing from investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors view our competitors as more attractive investments, based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Plan of Operation

Our plan of operation is entirely dependent upon raising proceeds from this offering. We are not going to spend any sums of money or implement our exploration program until this offering is completed. We have not begun exploration. If we are successful in raising funds from this offering we plan to implement the following initial exploration program consisting of three phases. We plan to conduct mineral exploration activities on the MDZ Claims to assess whether the claims contain mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals. We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

Within the three months following the date of our prospectus and subject to the raising of sufficient funds through this offering, we plan to complete the first phase (Phase I) of the exploration program on our claims. This work will consist of retaining consultant(s) to conduct exploration activities on the claims, including: geological mapping, geological prospecting, assaying and information review. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. It also consists of a consulting geologist completing a detailed mapping, gathering soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Geological prospecting involves analyzing rocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Assaying is the chemical analysis of a substance to determine its components.

Subject to the receipt of sufficient funds from our Registration Statement, we plan to commence Phase I of the exploration program on the claim in the first quarter of 2011. We expect this phase to take approximately 60 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report. We have determined that Phase I is estimated to cost $66,000.

If Phase I proves successful in identifying mineral deposits, and if we have sufficient funds on hand, we intend to proceed with the second phase of the program (Phase II) as soon as practicable upon completion of Phase I. In Phase II, we will begin trenching, surveying localized soils, and detailed sampling of historic zones. The estimated cost of the Phase II program is $59,500. It will take approximately 50 days to complete Phase II and an additional month for the consulting geologist to receive the results from the assay lab and prepare his report. We expect to commence work on Phase II in the spring of 2011, subject to weather conditions and the availability of funds.

After all surveys and initial samples have been collected, we expect to begin the third phase of the program (Phase III), which will consist of core sampling and analysis. If all operations go according to our exploration plan, we expect to begin this phase around the third quarter of 2011. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Assuming that we raise the maximum amount of money, we will drill 32 holes to a depth on 100 feet, totaling approximately 3,200 linear feet. If we only raise a minimal amount of funding under this offering, we will drill approximately 1600 feet, or 16 holes to a depth of 100 feet. We estimate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for drilling is estimated to be around $32,000 to $64,000. The driller will be retained by our consultant.

After core sampling, we will proceed with the analysis of the samples collected from the core drilling. We expect to begin this towards the end of 2011. The total estimates cost for analyzing the core samples is $3,500, and we estimate this process will take approximately 30 days. The core samples will be tested to determine if mineralized material is located on the claims. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the claims; or develop the claims. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Mohave County, Arizona. Delivery of the samples to the independent third party is necessary to complete this phase. We have not selected any of the foregoing as of the date of this report.

Total expenditures, relating to the exploration of the MDZ Claims over the next 12 months and our offering expenses are expected to be up to approximately $242,500, which we will attempt to raise through the sale of our Common Stock being offering through our S-1 Registration Statement.

The success of our business is entirely dependent upon raising proceeds from this offering. If less than the maximum proceeds are received under this offering, we will use any funds received to pay the offering expenses foremost, and then to pay any working capital expenses. If sufficient funds are available after the offering expenses and working capital expenses have been paid, we will commence Phase I of our exploration program. If Phase I proves to be successful and sufficient funds are available after completion of such Phase, we will continue with Phase II and so on until funds are no longer available. In the event we have enough money to begin but not to complete one of the Phases, we will cease operations until we raise more money. If we cannot or do not raise sufficient money to complete one or more Phases, or if our exploration activities are not successful, we will discontinue exploration of our Claims and any funds spent on exploration will probably be lost.

Phase	Exploration Program	Cost	Status
Phase 1	Retention of consultant(s) to conduct exploration activities, Geological prospecting, Geological mapping, Assaying and Evaluation of information.	$66,000	Expected to begin in the first quarter of 2011, (dependent on funding and the consultant/geologist’s schedule).
Phase II	Trenching, detailed sampling and mapping of historic zones, and surveying of localized soil.	$37,000 – $59,500	Expected to begin between the first and second quarter of 2011 (dependent on funding, results of exploratory activities, and the consultant/geologist’s schedule).
Phase III

Core sampling. Core sampling we be subcontracted to non-affiliated third parties, or retained consultants. Analysis of the samples derived from core sampling by an independent third party to determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body.

		$20.00/foot $40,500-$82,500 (Dependent on number of holes drilled)	Expected to begin in the third quarter of 2011 (dependent on funding and the consultant/geologist’s schedule, and results of survey/initial sampling).

The data obtained from our exploration program and sampling will consist of survey data, lithological data and assay results. Quality Assurance/Quality Control (QA/QC) protocols will be in place at the mining site and at the laboratory to test the sampling and analysis procedures.

The Company will utilize statistical methodologies to calculate mineral reserves based on interpolation between and projection beyond sample points. Interpolation and projection are limited by certain factors including geologic boundaries, economic considerations and constraints to safe mining practices. Sample points will consist of variably spaced drill core intervals obtained from drill sites located on the surface and in underground development workings. Results from all sample points within the mineral reserve area will be evaluated and applied in determining the mineral reserves.

Samples will be sent to a laboratory for analyses. The samples will be under a strict monitoring and tracking system from log-in to completion. Samples will be logged-in immediately upon receipt and carefully checked for any special handling that may be needed. All analytical procedures, sample handling, and preservation techniques used will strictly adhere to those approved by the Environmental Protection Agency (“EPA”), where applicable. To test assay accuracy and reproducibility, pulps from core samples will be resubmitted for analysis and compared. To test for sample errors or cross-contamination, blank core, (waste core), samples will be submitted with the mineralized samples and compared. Reference samples from the EPA or from private sources will also be tested with every set of samples to provide an additional measure of accuracy.

The QA/QC protocols will be practiced on both resource development and production samples. The data will be entered into a 3-dimensional modeling software package and analyzed to produce a 3-dimensional solid block model of the resource. The assay values will be further analyzed by a geostatistical modeling technique to establish a grade distribution within the 3-dimensional block model. Dilution will then be applied to the model and a diluted tonnage and grade will be calculated for each block. Mineral and waste tons, contained ounces and grade will then be calculated and summed for all blocks. A percent mineable factor based on historic geologic unit values will be applied and the final proven reserve tons and grade will be calculated.

The Company will review its methodology for calculating mineral reserves on an annual and as-needed basis. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, will be evaluated as part of the reserve process. The review will examine the effect of new geologic information, changes implemented or planned in mining practices and mine economics on factors used for the estimation of probable mineral reserves. The review will include an evaluation of the Company’s rate of conversion of probable reserves to proven reserves.

Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by the State of Arizona and the United States Federal Government. Currently, there are no costs associated with our compliance with such regulations and laws.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

As of December 31, 2010, we have no full-time employees. We have one consultant that works with us on a part-time basis. We believe that until such time that we have fully developed our plan of operation we will not have any employees and that we will frequently use consultants to assist in the completion of various projects. We believe that consultants will be instrumental to keep the exploration of projects on time and on budget.

On September 10, 2010, the Company engaged Mr. Steven Radvak (“Mr. Radvak”) to serve as a consultant to the Company as in the capacity of Vice President of Exploration. Mr. Radvak is considered a consultant functioning as an independent contractor and is neither an officer nor an executive employee of the Company. In this capacity, Mr. Radvak's duties shall include providing general assistance to the Company in developing its current plan of operations, as it relates to property acquisition and exploration, and performance of such other duties and responsibilities as may be reasonably required from time-to-time by the Board of Directors.

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

During the fourth quarter of 2010, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since May 11, 2009, under the symbol “MEZE.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2009 through December 31, 2010.

2010 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/10 to 12/31/10		$0.80		$0.70
Third Quarter: 7/1/10 to 9/30/10		$1.75		$1.01
Second Quarter: 4/1/10 to 6/30/10		$1.01		$0.09
First Quarter: 1/1/10 to 3/31/10		$0.08		$0.08

2009 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/09 to 12/31/09		$0.08		$0.08
Third Quarter: 7/1/09 to 9/30/09	$	Nil	$	Nil
Second Quarter: 4/1/09 to 6/30/09	$	Nil	$	Nil
First Quarter: 1/1/09 to 3/31/09	$	Nil	$	Nil

Holders

As of December 31, 2010, there were 16 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2010.

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

Results of Operations

We have not generated any revenue to date. Expenses in the year ended December 31, 2010 amounted to $1,246,808 as compared to $19,409 to the year ended December 31, 2009 and the basic loss per share was $0.14 and $0.01 respectively. The approximately 6,324% increase in expenses from year ended December 31, 2009 to year ended December 31, 2010 was a result of the decrease in general compliance expenses and stock based compensation.

Liquidity and Capital Resources

On December 31, 2010 we had $216 in cash and cash equivalents, as compared to $1,004 on December 31, 2009. We anticipate generating losses in the future and may be unable to continue operations. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Working Capital

	At December 31, 2010	At December 31, 2009
Current assets	$216	$1,004
Current liabilities	23,548	18,978
Working capital deficit	$(23,332)	$(17,974)

Cash Flows

	Year Ended
	December 31
	2010	2009
Net cash used in operating activities	$(31,048)	$(17,828)
Net cash used in investing activities	-	-
Net cash provided by financing activities	30,260	14,288
Net increase in cash during period	$(788)	$(3,540)

Operating Activities

Net cash used in operating activities was $31,048 for the year ended December 31, 2010 compared with net cash used in operating activities of $17,828 in the same period in 2009. The increase was primarily due to our operating loss of $1,246,808, partially offset by our non-cash expense related to stock option compensation of $1,215,000.

Investing Activities

Net cash used in investing activities was $0 for the year ended December 31, 2010 compared to net cash used in investing activities of $0 in the same period in 2009.

Financing Activities

Net cash provided by financing activities was $30,260 for the year ended December 31, 2010 compared to $14,288 provided by financing activities in the same period in 2009.

Cash Requirements

Our cash on hand as of December 31, 2010 is $216. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Going Concern Consideration

The Company is an exploration stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $1,246,808 in the year ended December 31, 2010 and a net loss of $19,409 for the year ended December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual Obligations

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Resources Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of First Resources Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2010 and 2009. The financial statements for the period from inception (August 3, 2007) to December 31, 2007 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Resources Corp. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2011

First Resources Corp

(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31	December 31,
	2010	2009

CURRENT ASSETS

Cash	$216	$1,004

Total Current Assets	216	1,004

TOTAL ASSETS	$216	$1,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,000	$4,690
Related party payable	19,548	14,288

Total Current Liabilities	23,548	18,978

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares
authorized, 12,700,000 and 2,500,000 issued and
outstanding, respectively	1,270	250
Additional paid-in capital	1,295,756	55,326
Deficit accumulated during the exploration stage	(1,320,358)	(73,550)

Total Stockholders' Equity (Deficit)	(23,332)	(17,974)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$216	$1,004

The accompanying notes are an integral part of these financial statements.

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Operations

			From Inception
	For the	For the	on August 3,
	Year ended	Year ended	2007 Through
	December 31,	December 31,	December 31,
	2010	2009	2010
			(unaudited)
REVENUES	$-	$-	$-

EXPENSES

Stock base compensation	1,215,000	-	1,215,000
Mineral claims	3,000	-	3,000
General and administrative	28,808	19,409	102,358

Total Expenses	1,246,808	19,409	1,320,358

LOSS FROM OPERATIONS	(1,246,808)	(19,409)	(1,320,358)

Income tax expense	-	-	-

NET LOSS	$(1,246,808)	$(19,409)	$(1,320,358)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,918,630	2,500,000

The accompanying notes are an integral part of these financial statements

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000

Stock Based Compensation on 10,000,000 shares issued to President	-	-	875,000	-	875,000

Stock issued for services	200,000	20	339,980	-	340,000

Imputed interest	-	-	1,450	-	1,450

Net loss for the year ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	$1,270	$1,295,756	$(1,320,358)	$(23,332)

The accompanying notes are an integral part of these financial statements.

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
	For the	For the	on August 3,
	Year ended	Year ended	2007 Through
	December 31	December 31	December 31
	2010	2009	2010
			(unaudited)
OPERATING ACTIVITIES

Net loss	$(1,246,808)	$(19,409)	$(1,320,358)
Non cash item -
Stock based compensation	1,215,000	-	1,215,000
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on shareholder loan	1,450	576	2,026
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(690)	1,005	4,000

Net Cash Used in
Operating Activities	(31,048)	(17,828)	(99,332)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	5,260	14,288	19,548
Common stock issued for cash	25,000	-	80,000

Net Cash Provided by
Financing Activities	30,260	14,288	99,548

NET DECREASE IN CASH	(788)	(3,540)	216

CASH AT BEGINNING OF PERIOD	1,004	4,544	-

CASH AT END OF PERIOD	$216	$1,004	$216

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

FIRST RESOURCES CORP.

(Formerly MEDZED, INC.)

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS

We were incorporated in the State of Nevada on August 3, 2007 under the name Medzed, Inc. We were originally established for the purpose of becoming a third party reseller of medical office business solutions. We refocused the Company's business direction to include a new business plan based on the exploration of mineral claims. We decided to enter the mining business because we were seeking out viable and feasible alternatives to create value for our shareholders. To reflect the Company’s new focus, on August 19, 2010, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to First Resources Corp. The Company is classified as an exploration stage company.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009, the Company had no cash equivalents.

FIRST RESOURCES CORP.

(Formerly MEDZED, INC.)

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 4 – RELATED PARTY PAYABLES

As of December 31, 2010 and 2009, the Company has received cash advances from a shareholder or related party of $19,548 and $14,288. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $1,450 and $576 is included in additional paid in capital for the periods ended December 31, 2010 and 2009.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.0001 common stock for cash at $0.01 per share as founder’s shares for proceeds of $15,000.

During the year ended December 31, 2008, the Company sold 1,000,000 shares of its par value $0.0001 common stock for cash at $0.04 per share for proceeds of $40,000.

During the period ended December 31, 2010, the Company issued 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share for proceeds of $25,000. The closing price of the shares issued was $0.09 per share on the day of issuance resulting in a stock based compensation expense of $875,000.

During the period ended December 31, 2010, the Company issued 200,000 shares of its par value $0.0001 common stock for services valued at $340,000. The services and shares were valued at the closing price of the stock on the date of issuance being $1.70.

A total of 12,700,000 shares of common stock were issued and outstanding at December 31, 2010.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carried forward of $105,358 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $

Income tax recovery at statutory rate	10,814	6,599

Valuation allowance change	(10,814)	(6,599)

Provision for income taxes	–	–

FIRST RESOURCES CORP.

(Formerly MEDZED, INC.)

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 6 - INCOME TAXES (CONTINUED)

The significant components of deferred income tax assets and liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010 $	December 31, 2009 $

Net operating loss carried forward	35,882	25,007

Valuation allowance	(35,882)	(25,007)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through April 12, 2011, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

As of December 31, 2010, effective controls over the control environment were not maintained. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2010, effective controls over financial statement disclosure were not maintained. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

3.

As of December 31, 2010, effective controls over equity transactions were not designed or in place maintained. Specifically, controls were not designed to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

4.

As of December 31, 2010, our current disclosure controls and procedures were not effective to ensure that we record, process, summarize, and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures. Accordingly, management has determined that this control deficiency constitutes a material weakness since it has a pervasive impact on our internal control over financial reporting.

Accordingly, the Company concluded that the foregoing material weaknesses may have a pervasive impact on our internal control over financial reporting.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our independent registered public accounting firm was not required to, and has not, issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Gloria Ramirez-Martinez	35	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	December 7, 2009

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Gloria Ramirez-Martinez has over 9 years of experience in international trade. She has overseen all aspects of the import/export business from client services to logistics. She started her career in 1999 as a programmer working for a major appliance distributor in Mexico. Ms. Ramirez Martinez graduated with a degree in Business Administration from the Institute of Technology of Celaya (Mexico) in 1999. Since 2007, she has been working for GKN Driveline as Materials Planner. From 2001-2007, she worked for Hutchison Autopartes Mexico as Production Assistant.

Identification of Significant Employees

We have no significant employees other than Gloria Ramirez-Martinez, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have 1 director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria Ramirez-Martinez (1)	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
Dan MacLean(2)	2009	-	-	-	-	-	-	$15,000(3)	$15,000

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

(3)

Daniel MacLean was paid this amount pursuant to a private transaction on December 3, 2009 between Mssr. MacLean and Ms. Gloria Ramirez-Martinez whereby Ms. Ramirez-Martinez received 1,400,000 shares for $15,000 and such transaction was in connection with the change of control in the Company.

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

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2010 and 2009.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2010:

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)

Common Stock	Gloria Ramirez-Martinez 6100 Neil Road, Suite 500 San Diego, CA 92101 Reno, NV 89511	11,400,000(2)	89.8%

(1)

Applicable percentage of ownership is based on 12,700,000 shares of common stock outstanding on December 31, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

(2)

Gloria Ramirez-Martinez acquired 1.4 million shares on December 3, 2009 in a private transaction from Dan MacLean, our former sole officer and director. On May 11, 2010, Gloria Ramirez-Martinez was issued 10,000,000 shares of restricted common stock, par value $0.0001, in exchange for previous advances totaling $25,000

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Gloria Ramirez-Martinez	11,400,000	89.8%

Common Stock	Directors and Officers as a Group	11,400,000	89.8%

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

Related Party Transactions

On May 11, 2010, we issued 10,000,000 shares of restricted common stock, par value $0.0001, to Gloria Ramirez-Martinez in exchange for previous advances totaling $25,000. This issuance was reported in the Form 8-K filed by our company on May 11, 2010.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$ 8,100	$ 4,850
Audit-related fees	$ -	$ -
Tax fees	$ -	-
All other fees	$ -	$ -
Total	$ 8,100	$ 4,850

Audit Fees

During the fiscal years ended December 31, 2010 and 2009, we incurred approximately $12,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010 and 2009.

During the fiscal year ended December 31, 2009, we incurred approximately $4,850 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for other fees rendered by our principal accountant was $0.00 and $0.00, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of First Resources Corp., and subsidiaries as of December 31, 2010 and 2009, the Consolidated Statements of Operations for the year ended December 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from January 1, 2010 to December 31, 2010, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2010 Annual Report on Form 10-K.

2.

Exhibits.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01a	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between the Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
16.01	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RESOURCES CORP.

Dated: April 13, 2011

/s/ Gloria Ramirez-Martinez

By: Gloria Ramirez-Martinez

Its: President and Principal Executive Officer

Dated: April 13, 2011

/s/ Gloria Ramirez-Martinez

By: Gloria Ramirez-Martinez

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 13, 2011

/s/ Gloria Ramirez-Martinez

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