Form 10-Q/A
period 2010-09-30
FIRST RESOURCES CORP
filed 2011-04-27
CIK 1420239

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

FIRST RESOURCES CORP.
(Formerly Medzed, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the	For the	on August 3,
	Nine Months	Nine Months	2007 Through
	September 30	September 30	September 30
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(1,242,849)	$(14,130)	$(1,316,399)
Non cash item -
Stock based compensation	1,215,000	-	1,215,000
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on shareholder loan	1,450	-	2,026
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,990)	6,190	2,700

Net Cash Used in
Operating Activities	(28,389)	(7,940)	(96,673)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	2,610	3,606	16,898
Common stock issued for cash	25,000	-	80,000

Net Cash Provided by
Financing Activities	27,610	3,606	96,898

NET DECREASE IN CASH	(779)	(4,334)	225

CASH AT BEGINNING OF PERIOD	1,004	4,542	-

CASH AT END OF PERIOD	$225	$208	$225

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

FIRST RESOURCES CORP.

Dated: April 26, 2011	By: /s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer