Form 10-Q
period 2011-03-31
FIRST RESOURCES CORP
filed 2011-05-20
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Facsimile: (619) 546-6060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No      .

As of April 15, 2011, there were 12,700,000 shares of the registrant’s $.0001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MEZE" refers to First Resources Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Unaudited Consolidated Balance Sheets

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Unaudited Consolidated Statements of Stockholders’ Deficit

7

Notes to the Consolidated Financial Statements

8

First Resources Corp

(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$216	$216

Total Current Assets	216	216

TOTAL ASSETS	$216	$216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,800	$4,000
Related party payable	19,548	19,548

Total Current Liabilities	25,348	23,548

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares
authorized, 12,700,000 issued and outstanding	1,270	1,270
Additional paid-in capital	1,296,096	1,295,756
Deficit accumulated during the development stage	(1,322,498)	(1,320,358)

Total Stockholders' Equity (Deficit)	(25,132)	(23,332)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$216	$216

The accompanying notes are an integral part of these financial statements

First Resources Corp
(Formerly MedZed, Inc)
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31,	March 31,	March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Stock based compensation	-	-	1,215,000
Mineral claims	-	-	3,000
General and administrative	2,140	3,520	104,498

Total Expenses	2,140	3,520	1,322,498

LOSS FROM OPERATIONS	(2,140)	(3,520)	(1,322,498)

Income tax expense	-	-	-

NET LOSS	$(2,140)	$(3,520)	$(1,322,498)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	12,700,000	2,500,000

The accompanying notes are an integral part of these financial statements

First Resources Corp
(Formerly MedZed, Inc)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended
December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	340	-	340
Net loss for the three months ended
March 31, 2011	-	-	-	(2,140)	(2,140)

Balance, March 31, 2011	12,700,000	$1,270	$1,296,096	$(1,322,498)	$(25,132)

The accompanying notes are an integral part of these financial statements

First Resourcse Corp
(Formerly MedZed, Inc)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31,	March 31,	March 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(2,140)	$(3,520)	$(1,322,498)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash item -
Stock based compensation	-	-	1,215,000
Imputed interest on shareholder loan	340	325	2,366
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,800	210	5,800

Net Cash Used in
Operating Activities	-	(2,985)	(99,332)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	-	1,990	19,548
Common stock issued for cash	-	-	80,000

Net Cash Provided by
Financing Activities	-	1,990	99,548

NET DECREASE IN CASH	-	(995)	216

CASH AT BEGINNING OF PERIOD	216	1,004	-

CASH AT END OF PERIOD	$216	$9	$216

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FIRST RESOURCES CORP.

(Formerly Medzed Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2011 and December 31, 2010, the Company has received cash advances from shareholder related party of $19,548 and $19,548. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $340 and $2,026 is included in additional paid in capital for the period’s ended March 31, 2011 and December 31, 2010.

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

A total of 12,700,000 shares of common stock were issued and outstanding at March 31, 2011.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carry forward of $107,498 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31, 2011 $	Three Months Ended March 31, 2010 $

Income tax recovery at statutory rate	728	1,197

Valuation allowance change	(728)	(1,197)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011 $	December 31, 2010 $

Net operating loss carried forward	36,610	35,882

Valuation allowance	(36,610)	(35,882)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011	2010
Current Assets	$ 216	$ 216
Current Liabilities	$25,348	$ 23,548
Working Capital (Deficit)	$ (25,132)	$ (23,332)

Cash Flows

	March 31, 2011	March 31, 2010
Cash Flows from (used in) Operating Activities	$ -	(2,985)
Cash Flows from (used in) Financing Activities	$ -	$1,990
Net Increase (decrease) in Cash During Period	$ -	$ (995)

Operating Revenues

Operating revenues for the period ended March 31, 2011 was $nil.

Operating revenues for the period ended March 31, 2010 was $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2011 was $2,140 and is comprised of general and administrative expenses.

Operating expenses for the period ended March 31, 2010 was $3,520 and is comprised of general and administrative expenses.

Net loss for the period ended March 31, 2011 was $2,140 and is comprised of general and administrative expenses.

Net loss for the period ended March 31, 2010 was $3,520 and is comprised of general and administrative expenses.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash and total asset balance was $216 compared to $216 as at December 31, 2010.

As at March 31, 2011, the Company had total liabilities of $25,348 compared with total liabilities of $23,548 as at December 31, 2010. The increase in total liabilities was attributed to the Company having insufficient funds to pay liabilities.

As at March 31, 2011, the Company had a working capital deficit of $25,132 compared with a working capital deficit of $23,332 as at December 31, 2010.  The increase in working capital deficit was attributed to the company financing expenditures with current debt.

Cashflow from Operating Activities

During the period ended March 31, 2011, the Company used $nil of cash for operating activities compared to the use of $2,985 of cash for operating activities during the period ended March 31, 2010. The change in net cash used in operating activities is attributed to the Company having limited cash resources to fund expenditures.

Cashflow from Financing Activities

During the period ended March 31, 2011, the Company received $nil of cash from financing activities compared to $1,990 for the period ended March 31, 2010.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors –Currently, the Board of Directors acts in the capacity of the Audit Committee.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Reporting Deficiencies:  We did not maintain a sufficient level of expertise in our Company to oversee the reporting and disclosure of the financial statements and related footnotes, in compliance with generally accepted accounting principles and also in accordance with SEC disclosure requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

In light of the material weaknesses discussed above, we engaged consultants to augment our reporting criteria and perform other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RESOURCES CORP.

Dated: May 20, 2011	By: /s/ Gloria Ramirez-Martinez
By: GLORIA RAMIREZ-MARTINEZ
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2011	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director