Form 10-K/A
period 2010-12-31
FIRST RESOURCES CORP
filed 2011-07-08
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

 X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

FIRST RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54336	26-0641585
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
3065 Beyer Blvd. B103-1 San Diego, CA
(Address of principal executive offices)
(858) 461-3544
(Registrant’s Telephone Number)

Copy of all Communications to:

Carrillo Huettel, LLP

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     . No  X .

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

Our Acquisition of the Claims

The Company staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona. We intend to undertake exploration work on our claims. The fee simple title to the property is owned by the United States of America. We staked the land and have provided Arizona Bureau of Land Management the requisite Location Notice of Lode Mining Claim, upon providing the location notice and the requisite fees we are entitled to enter onto the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property as we see fit. Our Vice President of Exploration, Mr. Steve Radvak (“Mr. Radvak”) has been on the property during the process of staking the Claims.

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

Our exploration activities include a determination by our geologic consultant to see if the property contains reserves. On September 10, 2010, the Company engaged Mr. Radvak to serve as Vice President of Exploration. Mr. Radvak is considered a consultant functioning as an independent contractor and is neither an executive officer nor an employee of the Company. In this capacity, Mr. Radvak's duties shall include providing general assistance to the Company in developing its current plan of operations, as it relates to property acquisition and exploration, and performance of such other duties and responsibilities as may be reasonably required from time-to-time by the Board of Directors.

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

Plan of Operation

Our plan of operation is entirely dependent upon raising proceeds from our offering of up to 10,000,000 shares of common stock pursuant to our Registration Statement, as originally filed with the SEC on Form S-1 on or about September 21, 2010 (the “Offering”). We are not going to spend any sums of money or implement our exploration program until the Offering is completed. We have not begun exploration. If we are successful in raising funds from the Offering we plan to implement the following initial exploration program consisting of three phases. We plan to conduct mineral exploration activities on the MDZ Claims to assess whether the claims contain mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals. We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

Within the three months following the date of our prospectus and subject to the raising of sufficient funds through the Offering, we plan to complete the first phase (Phase I) of the exploration program on our claims. This work will consist of retaining consultant(s) to conduct exploration activities on the claims, including: geological mapping, geological prospecting, assaying and information review. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. It also consists of a consulting geologist completing a detailed mapping, gathering soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results. Geological prospecting involves analyzing rocks on the property surface in order to discover indications of potential mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Assaying is the chemical analysis of a substance to determine its components.

Subject to the receipt of sufficient funds from the Offering, we plan to commence Phase I of the exploration program on the claim in the first quarter of 2011. We expect this phase to take approximately 60 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report. We have determined that Phase I is estimated to cost $66,000.

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

After all surveys and initial samples have been collected, we expect to begin the third phase of the program (Phase III), which will consist of core sampling and analysis. If all operations go according to our exploration plan, we expect to begin this phase around the third quarter of 2011. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth. Assuming that we raise the maximum amount of money, we will drill 32 holes to a depth on 100 feet, totaling approximately 3,200 linear feet. If we only raise a minimal amount of funding under the Offering, we will drill approximately 1600 feet, or 16 holes to a depth of 100 feet. We estimate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for drilling is estimated to be around $32,000 to $64,000. The driller will be retained by our consultant.

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

Total expenditures, relating to the exploration of the MDZ Claims over the next 12 months and our offering expenses are expected to be up to approximately $242,500, which we will attempt to raise through the sale of our Common Stock being offered through our S-1 Registration Statement.

The success of our business is entirely dependent upon raising proceeds from the Offering. If less than the maximum proceeds are received under the Offering, we will use any funds received to pay the offering expenses foremost, and then to pay any working capital expenses. If sufficient funds are available after the offering expenses and working capital expenses have been paid, we will commence Phase I of our exploration program. If Phase I proves to be successful and sufficient funds are available after completion of such Phase, we will continue with Phase II and so on until funds are no longer available. In the event we have enough money to begin but not to complete one of the Phases, we will cease operations until we raise more money. If we cannot or do not raise sufficient money to complete one or more Phases, or if our exploration activities are not successful, we will discontinue exploration of our Claims and any funds spent on exploration will probably be lost.

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

On September 10, 2010, the Company engaged Mr. Radvak to serve as a consultant to the Company as in the capacity of Vice President of Exploration. Mr. Radvak is considered a consultant functioning as an independent contractor and is neither an officer nor an executive employee of the Company. In this capacity, Mr. Radvak's duties shall include providing general assistance to the Company in developing its current plan of operations, as it relates to property acquisition and exploration, and performance of such other duties and responsibilities as may be reasonably required from time-to-time by the Board of Directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 3065 Beyer Blvd. B103-1, San Diego, California. Our telephone number is (858) 461-3544. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by Garcia & Associates, which is controlled by an unrelated business associate of our sole officer and director. The office space is executive office space which we use solely to provide the Company with a United States address for ease of communication for management. The Company intends to seek out a new space in the Phoenix, Arizona area in order to provide space for its geologist(s) and to provide office space to run its operations. Management believes that this move will allow the Company to have an office closer to its geological staff and our Claims. However, as of the date of this filing, we have not actively sought out any office space in Phoenix, AZ. We do not foresee any significant difficulties in obtaining new space. We currently do not own any real property.

The United States owns mineral rights in the United States, and these are administered by the US Bureau of Land Management (the “BLM”).  The BLM allows certain minerals, including metals, to be “claimed” by staking the land in accordance with state and federal regulations, without any sort of formal agreement.   Staking of these minerals rights gives you the right to enter, explore and exploit these resources in accordance with local, state, and federal regulations. In order to locate and stake a mining claim one must do the following: 1) put up a conspicuous structure at the place of discovery, distinctly mark the claim’s boundaries on the ground, and post a notice of location at such site, 2) file a copy of the official signed notice of location and the maintenance fee of $140 per claim plus a $15 filing fee to the Arizona BLM, 3) file the same location notice with the respective county recorder’s office within 90 days of filing the claim. The location notice must contain the following: i) the name of the claim, ii) the type of claim (lode or placer claim), iii) the name and address of the owner of the claim, iv) a legal description of the approximate location of the claim, and v) a map or narrative showing the location of the claim within a quarter section. Filing a claim and paying the filing fees provides for one calendar year of rights.  The Company staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona. We intend to undertake exploration work on our claims. The fee simple title to the property is owned by the United States of America.  We staked the land and have provided Arizona Bureau of Land Management the requisite Location Notice of Lode Mining Claim, upon providing the location notice and the requisite fees we are entitled to enter onto the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property until August 31, 2011, unless we renew. Our Vice President of Exploration, Mr. Radvak has been on the property during the process of staking the Claims. The annual maintenance fees for mining claims, due to BLM on or before September 1, 2011, for the 2012 assessment year is $140 per claim. New mining claims located on or after September 1, 2010, will cost $189 to record with BLM.  This includes a $34 location fee, $140 maintenance fee, and $15 processing fee.

To the extent of the Company’s knowledge, there have been no previous operations on the land on which the MDZ claims are staked. The land is unimproved desert with one unpaved, four wheel drive road and one dry creek crossing the staked area.  There are no improvements, buildings, houses, or infrastructures of any kind within the claim’s boundaries, nor are there any indications there have ever been such improvements.  Currently, there are no mines on the subject land. The topographic maps prepared by the US Geologic Survey show a mine shaft within the claim’s boundaries; however, the geologists were not able to locate it during our staking program and they cannot confirm that it is in fact there, nor do they have any information pertaining to it. There are no plants, equipment, surface or subsurface improvements, or facilities on the land on which the MDZ claims are located; therefore, the Company has not incurred any costs on the property other than the annual fees, which have already paid to the Arizona BLM to stake the claims. Our claims are without known reserves and our plan of exploration is exploratory in nature.

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

Results of Operations

We have not generated any revenue to date. Expenses in the year ended December 31, 2010 amounted to $1,246,808 as compared to $19,409 to the year ended December 31, 2009 and the basic loss per share was $0.14 and $0.01 respectively. The $1,227,399 or 6,324% increase in expenses from year ended December 31, 2009 to year ended December 31, 2010 was a result of:

-

$1,215,000 increase in stock based compensation resulting from a financing completed during the year at a price less than quoted market value at the date of close.  No such financing occurred in fiscal 2009;

-

$3,000 increase in mineral claims expense resulting from the acquisition of a mineral property.  No such acquisition occurred in fiscal 2009;

-

$9,399 increase in general and administrative expenses resulting from increased activity related from the Company with respect to legal fees and due diligence with respect to the acquisition of the mineral property and the private placement completed during the year.  Fiscal 2009 included mainly costs related to maintaining compliance.

The $15,972 increase in net cash provided by financing activities for the year ended December 31, 2010 was the result of $25,000 raised through a private placement and $5,260 being raised through related party loans from our President, which were used to fund operations during the year ended December 31, 2010.  Financing activities from fiscal 2009 were solely related party loans from our President, which were used to fund operations.

As at December 31, 2010, the Company’s cash and total asset balance was $216 compared to $1,004 as at December 31, 2009.

As at December 31, 2010, the Company had total liabilities of $23,548 compared with total liabilities of $18,978 as at December 31, 2009. The increase in total liabilities was attributed to the Company using loans from related parties to fund expenditures.

As at December 31, 2010, the Company had a working capital deficit of $23,332 compared with a working capital deficit of $17,974 as at December 31, 2010.  The increase in working capital deficit was attributed to the company financing expenditures with current debt.

Liquidity and Capital Resources

On December 31, 2010 we had $216 in cash and cash equivalents, as compared to $1,004 on December 31, 2009. We anticipate generating losses in the future and may be unable to continue operations. Should we successfully complete this offering, we intend to raise additional funds through private placements, which should provide us with sufficient capital to complete our plan of operations and provide sufficient funds to meet our current operating expenses for the next year. We estimate we will need around $60,000 to sustain our current operations, as the cost of maintaining our claims are very low, only about $140 annually, and as a public company we would only be responsible for professional fees such as legal and auditing fees, reporting costs, and administrative expenses.  Failing a private placement, our sole officer and director has indicated that she will be able to fund operations for the subsequent two years through debt financing or until we can raise funds through an equity raise. As our sole officer and director has indicated that she will fund our operations, we believe we will be able to generate sufficient cash to support our operations, in the event that we do not raise sufficient funds from this offering as our operations do not generate any revenues currently. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Investing Activities

Net cash used in investing activities was $0 for the year ended December 31, 2010 compared to net cash used in investing activities of $0 in the same period in 2009. .

Financing Activities

Net cash provided by financing activities was $30,260 for the year ended December 31, 2010 compared to $14,288 provided by financing activities in the same period in 2009.  Financing activity in 2010 raised $30,260, with $25,000 raised through a private placement and $5,260 being raised through related party loans from our President, which were used to fund operations during the year.  This represents a $15,972 increase in financing activities from 2009 which were solely related party loans from our President, which were used to fund operations.

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

The accompanying notes are an integral part of these financial statements

First Resources Corp
(Formerly Medzed, Inc)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007 (unaudited)	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007 (unaudited)	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008 (unaudited)	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009 (unaudited)	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000

Stock Based Compensation on 10,000,000 shares issued to President	-	-	875,000	-	875,000

Stock issued for services	200,000	20	339,980	-	340,000

Imputed interest	-	-	1,450	-	1,450

Net loss for the year ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010 (unaudited)	12,700,000	$1,270	$1,295,756	$(1,320,358)	$(23,332)

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

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria Ramirez-Martinez (1)	2010	-	-	$875,000(2)	-	-	-	-	$875,000
	2009	-	-	-	-	-	-	-	-
Dan MacLean(3)	2009	-	-	-	-	-	-	$15,000(4)	$15,000

(1)

On December 2, 2009, Ms. Gloria Ramirez-Martinez was appointed as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Ms. Ramirez-Martinez accepted such appointments.

(2)

During the period ended December 31, 2010, the Company issued to the President of the Company, 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share. Stock based compensation in the amount of $875,000 was recorded because the Company issued the stock to a related party.  The stock based compensation on the issuance to a related party was based on the quoted value of the shares on the date of issuance being $0.09 per share in accordance with FASB ASC Topic 718.

(3)

On December 2, 2009, Mr. Dan MacLean resigned from all positions with the Registrant, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. MacLean informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(4)

Daniel MacLean was paid this amount pursuant to a private transaction on December 3, 2009 between Mr. MacLean and Ms. Gloria Ramirez-Martinez whereby Ms. Ramirez-Martinez received 1,400,000 shares for $15,000 and such transaction was in connection with the change of control in the Company.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)

Common Stock	Gloria Ramirez-Martinez Fraccionamiento Nuevo Celaya Celaya, Guanajuato Mexico 38020	11,400,000(2)	89.8%

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

Dated: July 7, 2011

/s/ Gloria Ramirez-Martinez

By: Gloria Ramirez-Martinez

Its: President and Principal Executive Officer

Dated: July 7, 2011

/s/ Gloria Ramirez-Martinez

By: Gloria Ramirez-Martinez

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: July 7, 2011

/s/ Gloria Ramirez-Martinez

Gloria Ramirez-Martinez,

President, Principal Executive Officer, Chief Financial Officer,

Principal Accounting Officer, and Director