Form 10-Q
period 2011-06-30
FIRST RESOURCES CORP
filed 2011-08-22
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54336

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

As of August 3, 2011, there were 54,550,000 shares of the registrant’s $.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

First Resources Corp

(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$216	$216

Total Current Assets	216	216

TOTAL ASSETS	$216	$216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,133	$4,000
Related party payable	19,697	19,548

Total Current Liabilities	31,830	23,548

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares
authorized, 12,700,000 issued and outstanding	1,270	1,270
Additional paid-in capital	1,296,436	1,295,756
Deficit accumulated during the exploration stage	(1,329,320)	(1,320,358)

Total Stockholders' Equity (Deficit)	(31,614)	(23,332)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$216	$216

The accompanying notes are an integral part of these financial statements.

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	on August 3,
	Ended	Ended	Ended	Ended	2007 Through
	June 30	June 30	June 30	June 30	June 30
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Stock based compensation	-	875,000	-	875,000	1,215,000
Mineral claims	-	-	-	-	3,000
General and administrative	6,822	12,280	8,962	15,475	111,320

Total Expenses	6,822	887,280	8,962	890,475	1,329,320

LOSS FROM OPERATIONS	(6,822)	(887,280)	(8,962)	(890,475)	(1,329,320)

Income tax expense	-	-	-	-	-

NET LOSS	$(6,822)	$(887,280)	$(8,962)	$(890,475)	$(1,329,320)

BASIC LOSS PER SHARE	$(0.00)	$(0.14)	$(0.00)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING	12,700,000	6,517,819	12,700,000	5,151,934

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash
per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation on 10,000,000
shares issued to President	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended
December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	680	-	680
Net loss for the six months ended
June 30, 2011	-	-	-	(8,962)	(8,962)

Balance, June 30, 2011	12,700,000	$1,270	$1,296,436	$(1,329,320)	$(31,614)

The accompanying notes are an integral part of these financial statements.

First Resourcse Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Six Months	Six Months	on August 3,
	Ended	Ended	2007 Through
	June 30	June 30	June 30
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(8,962)	$(890,475)	$(1,329,320)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non cash item -
Stock based compensation	-	875,000	1,215,000
Imputed interest on shareholder loan	680	576	2,706
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	8,133	1,055	12,133

Net Cash Used in
Operating Activities	(149)	(13,844)	(99,481)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	149	2,190	19,697
Common stock issued for cash	-	25,000	80,000

Net Cash Provided by
Financing Activities	149	27,190	99,697

NET INCREASE IN CASH	-	13,346	216

CASH AT BEGINNING OF PERIOD	216	1,004	-

CASH AT END OF PERIOD	$216	$14,350	$216

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST RESOURCES CORP.

(Formerly Medzed Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

NOTE 4 – RELATED PARTY PAYABLES

As of June 30, 2011 and December 31, 2010, the Company has received cash advances from a shareholder or related party of $19,697 and $19,548. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $680 and $1,450 is included in additional paid in capital for the periods ended June 30, 2011 and December 31, 2010.

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

A total of 12,700,000 shares of common stock were issued and outstanding at June 30, 2011.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carry forward of $114,320 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $

Income tax recovery at statutory rate	3,047	5,261

Valuation allowance change	(3,047)	(5,261)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011 $	December 31, 2010 $

Net operating loss carried forward	38,869	35,882

Valuation allowance	(38,869)	(35,882)

Net deferred income tax asset	–	–

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2011	December 31, 2010
Current Assets	$216	$216
Current Liabilities	$31,830	$23,548
Working Capital (Deficit)	$(31,614)	$(23,332)

Cash Flows for the Six Months Ended June 30, 2011

	June 30, 2011	June 30, 2010
Cash Flows from (used in) Operating Activities	$(149)	$(13,844)
Cash Flows from (used in) Financing Activities	$149	$27,190
Net Increase (decrease) in Cash During Period	$-	$13,346

Operating Revenues

Operating revenues for the period ended June 30, 2011 was $nil.

Operating revenues for the period ended June 30, 2010 was $nil.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2011 was $8,962 and is comprised of general and administrative expenses.

Operating expenses for the period ended June 30, 2010 was $890,475 and is comprised of stock based compensation and general administrative expenses.

Net loss for the period ended June 30, 2011 was $8,962 and is comprised of general and administrative expenses.

Net loss for the period ended June 30, 2010 was $890,475 and is comprised of stock based compensation and general administrative expenses.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash and total asset balance was $216 compared to $216 as at December 31, 2010.

As at June 30, 2011, the Company had total liabilities of $31,830 compared with total liabilities of $23,548 as at December 31, 2010.  The increase in total liabilities was attributed to the Company funding expenditures through related party loans.

As at June 30, 2011, the Company had a working capital deficit of $31,614 compared with a working capital deficit of $23,332 as at December 31, 2010.  The increase in working capital deficit was attributed to the Company funding expenditures through related party loans.

Cashflow from Operating Activities

During the period ended June 30, 2011, the Company used $149 of cash for operating activities compared to the use of $13,844 of cash for operating activities during the period ended June 30, 2010. The change in net cash used in operating activities is attributed to the Company having cash to fund operating activities in the previous period.

Cashflow from Financing Activities

During the period ended June 30, 2011, the Company received $149 of cash from financing activities compared to $27,190 for the period ended June 30, 2010.  The change in cash flows from financing activities is attributed to the Company issuing stock in the previous period.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on July 8, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting and we have disclosed any and all changes in our internal control over financial reporting that occurred during the quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01a	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
16.01	Letter from Moore & Associates, Chartered dated August 11, 2009	Filed with the SEC on August 12, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST RESOURCES CORP.

Dated: August 22, 2011	By: /s/ Gloria Ramirez-Martinez
By: GLORIA RAMIREZ-MARTINEZ
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director