Form 10-Q
period 2011-09-30
FIRST RESOURCES CORP
filed 2011-11-14
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(Not required) Yes   X  . No      .

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

Yes      . No   X  .

As of November 14, 2011, there were 12,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

First Resources Corp.

(An Exploration Stage Company)

September 30, 2011

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Statements of Stockholders’ Equity (Deficit) (unaudited)

7

Notes to the Financial Statements (unaudited)

8

First Resources Corp
(formerly MedZed, Inc)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30	December 31,
	2011	2010
ASSETS

CURRENT ASSETS

Cash	$20,204	$216

Total Current Assets	20,204	216

TOTAL ASSETS	$20,204	$216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$10,633	$4,000
Related party payable	43,772	19,548

Total Current Liabilities	54,405	23,548

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 12,700,000 issued and outstanding	1,270	1,270

Additional paid-in capital	1,296,776	1,295,756
Deficit accumulated during the exploration stage	(1,332,247)	(1,320,358)

Total Stockholders' Equity (Deficit)	(34,201)	(23,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,204	$216

 (The accompanying notes are an integral part of these financial statements)

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	on August 3,
	Ended	Ended	Ended	Ended	2007 Through
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Mineral claims	575	3,000	575	3,000	3,575
General and administrative	2,352	349,374	11,314	1,239,849	1,328,672

Total Expenses	2,927	352,374	11,889	1,242,849	1,332,247

LOSS FROM OPERATIONS	(2,927)	(352,374)	(11,889)	(1,242,849)	(1,332,247)

Income tax expense	-	-	-	-	-

NET LOSS	$(2,927)	$(352,374)	(11,889)	(1,242,849)	$(1,332,247)

BASIC LOSS PER SHARE	$(0.00)	$(0.04)	(0.00)	(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	12,700,000	8,335,897	12,700,000	7,644,322

(The accompanying notes are an integral part of these financial statements)

First Resourcse Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	on August 3,
	Ended	Ended	2007 Through
	September 30	September 30	September 30
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(11,889)	$(1,242,849)	$(1,332,247)
Adjustments to reconcile net loss to net cash used by operating activities:

Non cash item -
Stock based compensation	-	1,215,000	1,215,000
Imputed interest on shareholder loan	1,020	1,450	3,046
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	6,633	(1,990)	10,633

Net Cash Used in Operating Activities	(4,236)	(28,389)	(103,568)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	24,224	2,610	43,772
Common stock issued for cash	-	25,000	80,000

Net Cash Provided by Financing Activities	24,224	27,610	123,772

NET DECREASE IN CASH	19,988	(779)	20,204

CASH AT BEGINNING OF PERIOD	216	1,004	-

CASH AT END OF PERIOD	$20,204	$225	$20,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

First Resources Corp
(Formerly MedZed, Inc)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash per share
	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007
	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008
	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended December 31, 2009
	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation on 10,000,000 shares issued to President
	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended December 31, 2010
	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,020	-	1,020
Net loss for the nine months ended September 30, 2011
	-	-	-	(11,889)	(11,889)

Balance, September 30, 2011	12,700,000	$1,270	$1,296,776	$(1,332,247)	$(34,201)

(The accompanying notes are an integral part of these financial statements)

First Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

First Resources Corp. (formerly Medzed, Inc.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company intends to engage in the exploration of certain mineral interests in the state of Arizona. The Company is in the exploration stage.

On August 19, 2010, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company, among other things: (i) changed its name to “First Resources Corp.;” and, (ii) increased the aggregate number of authorized shares to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

First Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

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

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

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

First Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2011 and December 31, 2010, the Company has received cash advances from a shareholder or related party of $43,772 and $19,548. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $1,020 and $1,450 is included in additional paid in capital for the periods ended September 30, 2011 and December 31, 2010.

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

A total of 12,700,000 shares of common stock were issued and outstanding at September 30, 2011.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carry forward of $117,247 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months Ended Sept. 30, 2011 $	Nine Months Ended Sept. 30, 2010 $

Income tax recovery at statutory rate	4,042	9,469

Valuation allowance change	(4,042)	(9,469)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 $	December 31, 2010 $

Net operating loss carried forward	39,863	35,882

Valuation allowance	(39,863)	(35,882)

Net deferred income tax asset	–	–

First Resources Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On October 22, 2011, the Company entered into a property option agreement whereby the Company shall receive the right and option to acquire 100% of the mining interests in the Sheep Mountain West Property (the “Property”) in Yavapai County, Arizona. In order to exercise the Option, the Company shall be required to pay an initial cash payment of $15,000, pay for all holding costs and government filing fees incurred in relation to the Property, issue an aggregate of 700,000 shares of the Company’s common stock, pay an additional aggregate payment of $105,000 over a 7 year period, incur work expenditures on or with respect to the Property pursuant to the Option schedule and pay a production royalty (the “Royalty”) equal to 3% of the net smelter returns. The Option Agreement also provides that the Company shall have a one-time right to purchase up to 50% of the Royalty in the Property for $3,000,000.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011	December 31, 2010
Current Assets	$20,204	$216
Current Liabilities	$54,405	$23,548
Working Capital (Deficit)	$34,201	$23,332

Cash Flows

	September 30, 2011	December 31, 2010
Cash Flows from (used in) Operating Activities	$(4,236)	$(28,389)
Cash Flows from (used in) Financing Activities	$24,224	$27,610
Net Increase (decrease) in Cash During Period	$19,988	$(779)

Operating Revenues

Operating revenues for the period ended September 30, 2011 was $Nil.

Operating revenues for the period ended September 30, 2010 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the three and nine month period ended September 30, 2011 was $2,927 and $11,889 and is comprised of expenses related to mineral claims and general and administrative expenses.

Operating expenses for the three and nine months ended September 30, 2010 was $352,374 and $1,242,849 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and nine months ended September 30, 2011 was $2,927 and $11,889 is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and nine months ended September 30, 2010 was $352,374 and $1,242,849 is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $20,204 compared to $216 as at December 31, 2010. The increase in total assets is attributed to cash.

As at September 30, 2011, the Company had total liabilities of $54,405 compared with total liabilities of $23,548 as at December 31, 2010. The increase in total liabilities was attributed to increased funding received by a related party of the Company.

As at September 30, 2011, the Company had a working capital deficit of $19,988 compared with a working capital deficit of $23,332 as at December 31, 2010.

Cashflow from Operating Activities

During the period ended September 30, 2011, the Company used $4,236 of cash for operating activities compared to the use of $28,389 of cash for operating activities during the period ended September 30, 2010. The change in net cash used in operating activities is attributed to decrease in losses in the vehicles.

Cashflow from Financing Activities

During the period ended September 30, 2011, the Company received $24,224 of cash from financing activities compared to $27,610 for the period ended September 30, 2010.

Quarterly Developments

On September 28, 2011, Ms. Gloria Ramirez-Martinez resigned from her position as Secretary of the Company.  On September 28, 2011, the Company appointed its current Vice President of Exploration, Mr. Steven Radvak, to serve as Secretary of the Company. Mr. Radvak accepted such appointment. Ms. Ramirez-Martinez will continue in her capacities as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company.

Subsequent Developments

On October 22, 2011, the Company entered into that certain Property Option Agreement (the "Option Agreement") with MinQuest, Inc. ("MinQuest").  Pursuant to the terms and conditions of the Option Agreement, MinQuest shall grant the Company with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as Sheep Mountain West (the “Property”) which is comprised of  27 mining claims and is located in Yavapai County, Arizona. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of fifteen thousand dollars ($15,000) to Minquest, (ii) reimburse Minquest for all holding costs and government filing fees incurred in relation to the Property, (iii) issue an aggregate of seven hundred thousand (700,000) shares of the Company’s common stock to Minquest; (iv) pay an additional aggregate payment of one hundred five thousand dollars ($105,000) over a seven (7) year period; (v) incur work expenditures on or with respect to the Property pursuant to the Option schedule; and (vi) pay a production royalty (the “Royalty”) to Minquest equal to three percent (3%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase up to fifty percent (50%) of Minquest’s Royalty in the Property for three million dollars ($3,000,000).

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Annual Report on Form 10-K/A as filed with the SEC on July 8, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01a	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
10.03	Property Option Agreement between the Company and MinQuest, Inc. dated October 22, 2011	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K.
16.01	Letter from Moore & Associates, Chartered dated August 11, 2009	Filed with the SEC on August 12, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FIRST RESOURCES CORP.
Dated: November 11, 2011	/s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 11, 2011	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director