Form 10-K
period 2011-12-31
FIRST RESOURCES CORP
filed 2012-03-30
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-K

________________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

FIRST RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54336	26-0641585
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
7337 E Doubletree Ranch Road #190 Scottsdale, AZ 85258
(Address of principal executive offices)
(480) 558-8920
(Registrant’s Telephone Number)

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

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .. No  X ..

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $450,000 based upon the price ($0.75) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MEZE.OB”

As of March 26, 2012, there were 13,100,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I

ITEM 1.

BUSINESS

DESCRIPTION OF OUR BUSINESS

We were incorporated in the State of Nevada on August 3, 2007 under the name Medzed, Inc.  We were originally established for the purpose of becoming a third party reseller of medical office business solutions.  However, due to poor performance related to the sales of the medical office business solutions, we believe as of September 30, 2008, the Company became a “shell” company, as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.  On December 3, 2009, Mr. Dan MacLean, the then Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director of the Company, resigned from all positions with the Company and, as his final act as the sole member of the Company’s Board of Directors, Mr. MacLean appointed Ms. Gloria Ramirez-Martinez as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director.  In December 2009, Ms. Ramirez-Martinez accepted such appointments.  On September 28, 2011, Ms. Ramirez-Martinez resigned from her position as Secretary of the Company and Mr. Steven Radvak was appointed to serve as Secretary.  Mr. Radvak accepted such appointment on September 28, 2011.

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

Exploration for minerals is a speculative venture involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability, our mineral claims may not contain any reserves. If we are unable to find reserves of valuable minerals or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and potential investors will lose their investment.

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

If we discontinue our exploration of our currently staked claims, we may seek to acquire other natural resource exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business. We are presently in the exploration stage of our business and have not commenced planned principal operations. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

If commercially marketable quantities of mineral deposits exist on the property underlying our mineral claims and sufficient funds are available, we will evaluate the financial viability, technical and financial risks of extraction, including an evaluation of the economically recoverable portion of the deposit, the metallurgy and ore recoverability, marketability and payability of the ore concentrates, engineering concerns, milling and infrastructure costs, finance and equity requirements and an analysis of the proposed mine from the initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given ore body is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including delivery equipment to transport the processed ore to our future customers.

Although we are not required to deliver annual reports to our shareholders, we will make available to our shareholders annual reports containing financial statements audited by our independent auditors and our quarterly reports containing unaudited financial statements for each of the first three quarters of each year; however, we will not send the annual report to our shareholders unless requested by an individual shareholder.  To date, we have not earned any revenues and have incurred a net loss of $45,410, in the year ended December 31, 2011 and a net loss of $1,246,808 for the year ended December 31, 2010. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

Our Acquisitions

1.

MDZ Lode Claims

The Company has staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona. We intend to undertake exploration work on our claims. The fee simple title to the property is owned by the United States of America.  We staked the land and have provided Arizona Bureau of Land Management the requisite Location Notice of Lode Mining Claim, upon providing the location notice and the requisite fees we are entitled to enter onto the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property as we see fit. Our Vice President of Exploration and Secretary, Mr. Steve Radvak (“Mr. Radvak”) has been on the property during the process of staking the Claims.

The United States owns mineral rights in the United States, and those mineral rights are administered by the U.S. Bureau of Land Management (the “BLM”).  The BLM allows certain minerals, including metals, to be “claimed” by staking the land in accordance with state and federal regulations, without any sort of formal agreement. Staking of these minerals rights gives you the right to enter, explore and exploit these resources in accordance with local, state, and federal regulations. In order to locate and stake a mining claim one must do the following: 1) put up a conspicuous structure at the place of discovery, distinctly mark the claim’s boundaries on the ground, and post a notice of location at such site, 2) file a copy of the official signed notice of location and the maintenance fee of $140 per claim plus a $15 filing fee to the Arizona BLM, 3) file the same location notice with the respective county recorder’s office within 90 days of filing the claim.  The location notice must contain the following: i) the name of the claim, ii) the type of claim (lode or placer claim), iii) the name and address of the owner of the claim, iv) a legal description of the approximate location of the claim, and v) a map or narrative showing the location of the claim within a quarter section. Filing a claim and paying the filing fees provides for one calendar year of rights. We have complied with all of the above and we have rights to our claims until August 31, 2012, unless we renew. The annual maintenance fees for mining claims, due to BLM on or before September 1, 2012, for the 2013 assessment year is $140 per claim. Any new mining claims will cost $189 to record with the BLM. This includes $34 location fee, $140 maintenance fee, and $15 processing fee.

The MDZ Lode Claim property consists of four (4) located mineral claims as follows:

Name	Area (in acres)	Expiration	Location
MDZ Lode Claim #1	20	August 31, 2012	The NE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #2	20	August 31, 2012	The NE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #3	20	August 31, 2012	The SE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.
MDZ Lode Claim #4	20	August 31, 2012	The SE corner of the claim is 2745 ft south and 3830 feet west of the NE corner of Section 21, Township 21N, and Range 20E.

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

The nearby towns offer some of the necessary infrastructure required to base and carryout an exploration program such as limited accommodations, communications, some equipment and supplies.

Climate

The area is characterized by desert conditions with very hot summers and mild winters.  The area has an arid desert climate, however its elevation tempers this somewhat. Summer daytime highs reach above 90° F (32° C) frequently, and summertime lows usually remain between 60° F (16° C) and 70° F (21° C). Winter highs are generally mild, ranging in the mid to upper 50s, but nights are usually right around or slightly above freezing (32° F/0° C).

Property Geology

According to our geologist, Mr. Radvak, and based on his knowledge relating to the area and his technical background, the following is a general description of the geology of the area in which we have staked our claims. The area consists of a Tertiary porphyrytic quartz monzonite intruding Tertiary age volcanics and volcanic-rich sediments. Precambrian rocks uncomfortably underlie the volcanic rocks. The area is dominated by the quartz monzonite with a few mafic Tertiary dikes cross-cutting.  The veins consist of quartz-calcite and lesser adularia. The hanging walls of the veins commonly have several tens of feet of stockworks veining. The dip of the vein usually remains steep with little evidence of flattening, as would be the case for a listric fault.

2.

The Sheep Mountain West Property Option

On October 22, 2011, the Company entered into that certain Property Option Agreement (the "Option Agreement") with MinQuest, Inc. ("MinQuest"). Pursuant to the terms and conditions of the Option Agreement, MinQuest shall grant the Company with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as Sheep Mountain West (the “Sheep Mountain Property”) which is comprised of 27 mining claims and is located in Yavapai County, Arizona. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of fifteen thousand dollars ($15,000) to Minquest, (ii) reimburse Minquest for all holding costs and government filing fees incurred in relation to the Sheep Mountain Property, (iii) issue an aggregate of seven hundred thousand (700,000) shares of the Company’s Common Stock to Minquest; (iv) pay an additional aggregate payment of one hundred five thousand dollars ($105,000) over a seven (7) year period; (v) incur work expenditures on or with respect to the Sheep Mountain Property pursuant to the Option schedule; and (vi) pay a production royalty (the “Royalty”) to Minquest equal to three percent (3%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase up to fifty percent (50%) of Minquest’s Royalty in the Sheep Mountain Property for three million dollars ($3,000,000). The above description of the Option Agreement is intended as a summary only and which is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader.  For further information regarding the terms and conditions of the Option Agreement, this reference is made to such agreement, which was filed on October 27, 2011 with the SEC as part of our Current Report on Form 8-K.

As of the date of this Annual Report, the Company has made an initial payment of $15,000 to exercise the Option, however, no exploration work has been completed on the Sheep Mountain Property.

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

Our exploration activities include a determination by our geologic consultant to see if the properties contain reserves. On September 10, 2010, the Company engaged Mr. Radvak to serve as Vice President of Exploration. On September 28, 2011, the Company further appointed Mr. Radvak to serve as Secretary to the Company. Mr. Radvak is considered a consultant functioning as an independent contractor and is not an employee of the Company. In this capacity, Mr. Radvak's duties shall include all regular secretarial duties and providing general assistance to the Company in developing its current plan of operations, as it relates to property acquisition and exploration, and performance of such other duties and responsibilities as may be reasonably required from time to time by the Board of Directors.

Competitive Factors

We are a new mineral resources exploration company. The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. While we will generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims as we currently hold all interest and rights to the claims.  In regards to the Sheep Mountain Property, the Company has the exclusive right and option to acquire an undivided 100% right, title and interest in and to the Sheep Mountain Property and will hold all interest and right to the claims upon the Company’s full exercise of the Option.

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

Plan of Operations of the MDZ Claims

Our plan of operation is entirely dependent upon raising proceeds from our offering of up to 10,000,000 shares of common stock pursuant to our Registration Statement, as originally filed with the SEC on Form S-1 on or about September 21, 2010 (the “Offering”).  We are not going to spend any sums of money or implement our exploration program until the Offering is completed.  We have not begun exploration. If we are successful in raising funds from the Offering, we plan to implement the following initial exploration program consisting of three phases.  We plan to conduct mineral exploration activities on the MDZ Claims to assess whether the claims contain mineral reserves capable of commercial extraction.  Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals.  We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

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

Subject to the receipt of sufficient funds from the Offering, we plan to commence Phase I of the exploration program on the claim in the first quarter of 2013.  We expect this phase to take approximately 60 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report.  We have determined that Phase I is estimated to cost $66,000.

If Phase I proves successful in identifying mineral deposits, and if we have sufficient funds on hand, we intend to proceed with the second phase of the program (Phase II) as soon as practicable upon completion of Phase I.  In Phase II, we will begin trenching, surveying localized soils, and detailed sampling of historic zones.  The estimated cost of the Phase II program is $59,500.  It will take approximately 50 days to complete Phase II and an additional month for the consulting geologist to receive the results from the assay lab and prepare his report.  We expect to commence work on Phase II in the spring of 2013, subject to weather conditions and the availability of funds.

After all surveys and initial samples have been collected, we expect to begin the third phase of the program (Phase III), which will consist of core sampling and analysis.  If all operations go according to our exploration plan, we expect to begin this phase around the third quarter of 2013.  Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a sample of earth.  Assuming that we raise the maximum amount of money, we will drill 32 holes to a depth of 100 feet, totaling approximately 3,200 linear feet.  If we only raise a minimal amount of funding under the Offering, we will drill approximately 1600 feet, or 16 holes to a depth of 100 feet.  We estimate that it will take between one to three months to drill 16-32 holes to a depth of 100 feet each.  We will pay a consultant up to a maximum of $5,000 per month for his services during the three-month period or a total of $15,000.  The total cost for drilling is estimated to be around $32,000 to $64,000.  The driller will be retained by our consultant.

After core sampling, we will proceed with the analysis of the samples collected from the core drilling.  We expect to begin this towards the end of 2013.  The total estimates cost for analyzing the core samples is $3,500, and we estimate this process will take approximately 30 days.  The core samples will be tested to determine if mineralized material is located on the claims.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the claims; or develop the claims.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

Phase	Exploration Program	Cost	Status
Phase I	Retention of consultant(s) to conduct exploration activities, Geological prospecting, Geological mapping, Assaying and Evaluation of information.	$66,000	Expected to begin in the first quarter of 2013, (dependent on funding and the consultant/geologist’s schedule).
Phase II	Trenching, detailed sampling and mapping of historic zones, and surveying of localized soil.	$37,000 – $59,500	Expected to begin between the first and second quarter of 2013 (dependent on funding, results of exploratory activities, and the consultant/geologist’s schedule).
Phase III

Core sampling.  Core sampling we be subcontracted to non-affiliated third parties, or retained consultants. Analysis of the samples derived from core sampling by an independent third party to determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body.

		$20.00/foot $40,500-$82,500 (Dependent on number of holes drilled)	Expected to begin in the third quarter of 2013 (dependent on funding and the consultant/geologist’s schedule, and results of survey/initial sampling).

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

Government Regulations

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

Employees

We have no significant employees other than Gloria Ramirez-Martinez, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, and Steven Radvak our Secretary and Vice President of Exploration.  We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.  We believe that consultants will be instrumental to keep the exploration of projects on time and on budget.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 7337 E. Doubletree Ranch Road #190, Scottsdale, AZ 85258.  Our telephone number is (480) 558-8920.  We are currently leasing executive office space on a month-to-month basis for approximately $400.00 per month.  It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

The Company has staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona. We intend to undertake exploration work on our claims. The fee simple title to the property is owned by the United States of America.  We staked the land and have provided Arizona Bureau of Land Management (“BLM”) the requisite Location Notice of Lode Mining Claim.  Upon providing the location notice and the requisite fees, we are entitled to enter onto the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property until August 31, 2012, unless we renew. Our Vice President of Exploration, Mr. Radvak has been on the property during the process of staking the Claims. The annual maintenance fees for mining claims, due to BLM on or before September 1, 2012, for the 2013 assessment year is $140 per claim. Any new mining claims cost $189 to record with BLM.  This includes a $34 location fee, $140 maintenance fee, and $15 processing fee.

On October 22, 2011, the Company entered into that certain Property Option Agreement (the "Option Agreement") with MinQuest, Inc. ("MinQuest"). Pursuant to the terms and conditions of the Option Agreement, MinQuest shall grant the Company with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as Sheep Mountain West (the “Sheep Mountain Property”) which is comprised of 27 mining claims and is located in Yavapai County, Arizona. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of fifteen thousand dollars ($15,000) to Minquest, (ii) reimburse Minquest for all holding costs and government filing fees incurred in relation to the Sheep Mountain Property, (iii) issue an aggregate of seven hundred thousand (700,000) shares of the Company’s Common Stock to Minquest; (iv) pay an additional aggregate payment of one hundred five thousand dollars ($105,000) over a seven (7) year period; (v) incur work expenditures on or with respect to the Sheep Mountain Property pursuant to the Option schedule; and (vi) pay a production royalty (the “Royalty”) to Minquest equal to three percent (3%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase up to fifty percent (50%) of Minquest’s Royalty in the Sheep Mountain Property for three million dollars ($3,000,000).   As of the date of this Annual Report, the Company has made an initial payment of $15,000 to exercise the Option, however, no exploration work has been completed on the Sheep Mountain Property.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board.  Our common stock has been quoted on the OTC Bulletin Board since March 11, 2009, under the symbol “MEZE.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2010 through December 31, 2011, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	$0.80	$0.80	$0.75	$1.05
2011 – Low	$0.38	$0.38	$0.75	$0.75
2010 – High	$0.20	$1.75	$1.75	$0.80
2010 – Low	$0.08	$0.09	$0.05	$0.70

Record Holders

As of December 31, 2011, there were 12,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 4 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On January 19, 2012, the Company issued 200,000 common shares at $0.05 per share for proceeds of $10,000.

On February 1, 2012, the Company issued 200,000 common shares at $0.05 per share for proceeds of $10,000.

Re-Purchases of Equity Securities

None.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	70	216
Current Liabilities	67,452	23,548
Working Capital (Deficit)	(67,382)	(23,332)

Cash Flows

	Year ended December 31, 2011 $	Year ended December 31, 2010 $
Cash Flows from (used in) Operating Activities	(37,170)	(31,048)
Cash Flows from (used in) Financing Activities	37,024	30,260
Net Increase (decrease) in Cash During Period	(146)	(788)

Operating Revenues

Operating revenues for the period ended December 31, 2011 was $Nil.

Operating revenues for the period ended December 31, 2010 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the years ended December 31, 2011 and 2010 was $45,410 and $1,246,808 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the years ended December 31, 2011 and 2010 was $45,410 and $1,246,808 is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total asset balance was $70 compared to $216 as at December 31, 2010.  The decrease in total assets is attributed to cash going down as a result of the company not being able to raise sufficient cash via debt or equity to fund operations.

As at December 31, 2011, the Company had total liabilities of $67,452 compared with total liabilities of $23,548 as at December 31, 2010.  The increase in total liabilities was attributed to increased funding received by a related party of the Company.

As at December 31, 2011, the Company had a working capital deficit of $67,382 compared with a working capital deficit of 23,332 as at December 31, 2010.

Cashflow from Operating Activities

During the period ended December 31, 2011, the Company used $37,170 of cash for operating activities compared to the use of $31,048 of cash for operating activities during the period ended December 31, 2010.  The change in net cash used in operating activities is attributed to decrease in losses in the vehicles.

Cashflow from Financing Activities

During the period ended December 31, 2011, the Company received $37,024 of cash from financing activities compared to $30,260 for the period ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST RESOURCES CORP.

(An Exploration Stage Company)

For the Periods Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Resources Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of First Resources Corp. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the twelve month periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Resources Corp. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

First Resources Corp.

An Exploration Stage Company

Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$70	$216

Total Current Assets	70	216

TOTAL ASSETS	$70	$216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$10,880	$4,000
Related party payable	56,572	19,548

Total Current Liabilities	67,452	23,548

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 12,700,000 issued and outstanding	1,270	1,270
Additional paid-in capital	1,297,116	1,295,756
Deficit accumulated during the exploration stage	(1,365,768)	(1,320,358)

Total Stockholders' Equity (Deficit)	(67,382)	(23,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70	$216

First Resources Corp.

An Exploration Stage Company

Statements of Operations

	For the	For the	From Inception
	Year	Year	on August 3,
	Ended	Ended	2007 Through
	December 31,	December 31,	December 31,
	2011	2010	2011 (unaudited)

REVENUES	$-	$-	$-

EXPENSES

Mineral claims	23,829	3,000	26,829
General and administrative	21,581	1,243,808	1,338,939

Total Expenses	45,410	1,246,808	1,365,768

LOSS FROM OPERATIONS	(45,410)	(1,246,808)	(1,365,768)

Income tax expense	-	-	-

NET LOSS	$(45,410)	$(1,246,808)	$(1,365,768)

BASIC LOSS PER SHARE	$(0.00)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING	12,700,000	8,918,630

First Resources Corp.

An Exploration Stage Company

Statements of Stockholders’ Deficit

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash per share	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000

Stock based compensation on 10,000,000 shares issued to President	-	-	875,000	-	875,000

Stock issued for services	200,000	20	339,980	-	340,000

Imputed interest	-	-	1,450	-	1,450

Net loss for the year ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360

Net loss for the year ended December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	$1,270	$1,297,116	$(1,365,768)	$(67,382)

First Resources Corp.

An Exploration Stage Company

Statements of Cash Flows

	For the	For the	From Inception
	Year	Year	on August 3,
	Ended	Ended	2007 Through
	December 31 2011	December 31 2010	December 31 2011
			(unaudited)

OPERATING ACTIVITIES

Net loss	$(45,410)	$(1,246,808)	$(1,365,768)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash item -
Stock based compensation	-	1,215,000	1,215,000
Imputed interest on shareholder loan	1,360	1,450	3,386
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	6,880	(690)	10,880

Net Cash Used in Operating Activities	(37,170)	(31,048)	(136,502)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	37,024	5,260	56,572
Common stock issued for cash	-	25,000	80,000

Net Cash Provided by Financing Activities	37,024	30,260	136,572

NET DECREASE IN CASH	(146)	(788)	70

CASH AT BEGINNING OF PERIOD	216	1,004	-

CASH AT END OF PERIOD	$70	$216	$70

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

First Resources Corp. (formerly Medzed, Inc.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company engages in the exploration of certain mineral interests in the state of Arizona. The Company is in the exploration stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and December 31, 2010, the Company had no cash equivalents.

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on ASC Topic “Share Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Topic does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It further requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the Topic includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at December 31, 2011, the Company had not adopted a stock option plan nor had it granted any stock options. No stock based compensation was recorded in the year ended December 31, 2011.  $1,215,000 of stock based compensation was recorded in the year ended December 31, 2010 related to shares issued for services.

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted.

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 4 – MINERAL PROPERTY INTEREST

On October 22, 2011, the Company entered into a property option agreement whereby the Company shall receive the right and option to acquire 100% of the mining interests in the Sheep Mountain West Property (the “Property”) in Yavapai County, Arizona. In order to exercise the Option, the Company shall be required to pay an initial cash payment of $15,000 (paid), pay for all holding costs and government filing fees incurred in relation to the Property (paid), issue an aggregate of 700,000 shares of the Company’s common stock, pay an additional aggregate payment of $105,000 over a 7 year period, incur work expenditures on or with respect to the Property pursuant to the Option schedule and pay a production royalty (the “Royalty”) equal to 3% of the net smelter returns. The Option Agreement also provides that the Company shall have a one-time right to purchase up to 50% of the Royalty in the Property for $3,000,000.

In order to meet it’s option commitment on the Sheep Mountain West Property, the Company must:

(i) On or before October 18th, 2012 incur expenditures of $100,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

(ii) On or before October 18th, 2013 incur additional expenditures of $200,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

(iii) On or before October 18th, 2014 incur additional expenditures of $200,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

(iv) On or before October 18th, 2015 incur additional expenditures of $200,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

(v) On or before October 18th, 2016 incur additional expenditures of $250,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 4 – MINERAL PROPERTY INTEREST (continued)

(vi) On or before October 18th, 2017 incur additional expenditures of $250,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor;

(vii) On or before October 18th, 2018 incur additional expenditures of $300,000 USD on the property, pay $15,000 and issue 100,000 shares to the Optionor.

Once these above option payments are made, the Company has earned 100% undivided interest in the property.

No accrual has been recorded for shares to be issued or for cash to be spent as this is an option and not an obligation.

NOTE 5 – RELATED PARTY PAYABLES

As of December 31, 2011 and December 31, 2010, the Company has received cash advances from a shareholder or related party of $56,572 and $19,548. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $1,360 and $1,450 is included in additional paid in capital for the periods ended December 31, 2011 and December 31, 2010.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.0001 common stock for cash at $0.01 per share as founders shares for proceeds of $15,000.

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

A total of 12,700,000 shares of common stock were issued and outstanding at December 31, 2011.

NOTE 7 - INCOME TAXES

The Company has a net operating loss carried forward of $150,768 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

First Resources Corp.

An Exploration Stage Company

Notes to the Financial Statements

NOTE 7 - INCOME TAXES (continued)

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $

Income tax recovery at statutory rate	15,439	10,814

Valuation allowance change	(15,439)	(10,814)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011 $	December 31, 2010 $

Net operating loss carried forward	51,261	35,822

Valuation allowance	(51,261)	(35,822)

Net deferred income tax asset	–	–

NOTE 8 – SUBSEQUENT EVENTS

On January 15, 2012, the Company issued 200,000 shares at $0.05 for $10,000.

On January 24, 2012, the Company issued 200,000 shares at $0.05 for $10,000.

The Company executed an agreement with Stock Transfer Corporation to become the transfer agent of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Date of Appointment
Gloria Ramirez-Martinez	36	President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director	December 7, 2009
Steven Radvak	51	Secretary	September 28, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Gloria Ramirez-Martinez has over 9 years of experience in international trade.  She has overseen all aspects of the import/export business from client services to logistics.  She started her career in 1999 as a programmer working for a major appliance distributor in Mexico.  Ms. Ramirez Martinez graduated with a degree in Business Administration from the Institute of Technology of Celaya (Mexico) in 1999.  Since 2007, she has been working for GKN Driveline as Materials Planner.  From 2001 to 2007, she worked for Hutchison Autopartes Mexico as Production Assistant.

Steven Radvak, P.E., P.Eng. was appointed as the Vice President of Exploration for the Company in September 2010.  Additionally, Mr. Radvak is a director and the Vice President of Exploration for Tombstone Exploration Corp., a Canadian Federal corporation (TMBXF.OB).  From 1998 through 2008, Mr. Radvak was the President, Chief Executive Officer, and Director of Compliance Management Inc.  Thereafter, the business was acquired by Eaton Sales and Service LLC (“Eaton”).  Mr. Radvak worked for Eaton as Compliance Manager from 2008 to 2009.  Mr. Radvak is a member of RM Fencing LLC (“RM”), which was originally organized in Arizona as Achieva Development, LLC in June of 2006.  RM provides fences, gates and enclosures in Arizona.  Mr. Radvak has a B.A.Sc. in Mining and Mineral Processing Engineering from the University of British Columbia.  He is a registered professional engineer in Arizona and British Columbia.  Mr. Radvak has extensive experience in managing mineral exploration projects in the United States, Canada, Africa and Europe and will continue to be a valuable asset to the Company.

Identification of Significant Employees

We have no significant employees other than Gloria Ramirez-Martinez, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, and Steven Radvak our Secretary and Vice President of Exploration.

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

i.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

ii.

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

iii.

Engaging in any type of business practice; or

iv.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(3)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(4)

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

(6)

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

(7)

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the exploration stage of our operations.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria Ramirez-Martinez (1)	2011	-	-	-	-	-	-	-	-
	2010	-	-	$875,000(2)	-	-	-	-	$875,000
Steven Radvak(3)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

1.

On December 2, 2009, Ms. Gloria Ramirez-Martinez was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.  Ms. Ramirez-Martinez accepted such appointments.   On September 28, 2011, Ms. Ramirez-Martinez resigned as the Company’s Secretary.  Ms. Ramirez-Martinez informed the Company that her decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

2.

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

3.

On September 28, 2011, Mr. Steven Radvak was appointed as the Company’s Secretary.  Mr. Radvak accepted such appointment on the same date.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2011 and 2010.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Gloria Ramirez-Martinez(3) Fraccionamiento Nuevo Celaya Celaya, Guanajuato Mexico 38020	Common	11,400,000	87.02%
Steven Radvak(4) 10017 N. 60th Place Paradise Valley, AZ 85253	Common	100,000	0.76%
All Officers and Directors as a Group (2 Persons)	Common	11,500,000	87.78%

(1)

The number and percentage of shares beneficially owned is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 13,100,000 shares of common stock outstanding on March 26, 2012.

(3)

Gloria Ramirez-Martinez is the President, CEO, CFO, Treasurer and a Director of the Company.  Her beneficial ownership includes 11,400,000 common shares.  She acquired 1,400,000 million shares on December 3, 2009 in a private transaction from Dan MacLean, our former sole officer and director.  On May 11, 2010, Gloria Ramirez-Martinez received 10,000,000 shares of restricted common stock, par value $0.0001, in exchange for previous advances totaling $25,000.

(4)

Steven Radvak is the Secretary and Vice President of Exploration of the Company.  His beneficial ownership includes 100,000 common shares.  He acquired the 100,000 shares on September 8, 2010, as per the terms of his Consulting Agreement with the Company as the Vice President of Exploration.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Ms. Ramirez-Martinez is not an independent director because she is also an executive officer of the Company.

Related Party Transactions

As of December 31, 2011 and December 31, 2010, the Company has received cash advances from a shareholder or related party of $56,572 and $19,548.  The advances are non-interest bearing, unsecured and due upon demand.  Imputed interest in the amount of $1,360 and $1,450 is included in additional paid in capital for the periods ended December 31, 2011 and December 31, 2010.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$9,000	$8,100
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,000	$8,100

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $8,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
10.03	Property Option Agreement between the Company and MinQuest, Inc. dated October 22, 2011	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K.
16.01	Letter from Moore & Associates, Chartered dated August 11, 2009	Filed with the SEC on August 12, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FIRST RESOURCES CORP.

Dated: March 30, 2012

/s/ Gloria Ramirez-Martinez

By: Gloria Ramirez-Martinez

Its: President, Principal Executive Officer, Principal Financial Officer and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2012

/s/ Gloria Ramirez-Martinez

Gloria Ramirez-Martinez

Its:  Director