Form 10-Q
period 2012-03-31
FIRST RESOURCES CORP
filed 2012-05-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 22,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

First Resources Corp.

(An Exploration Stage Company)

March 31, 2012

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Stockholders’ Equity (Deficit) (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

First Resources Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

ASSETS

	March 31	December 31,
	2012	2011

CURRENT ASSETS

Cash	$221,707	$70

Total Current Assets	221,707	70

TOTAL ASSETS	$221,707	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,389	$10,880
Related party payable	61,109	56,572

Total Current Liabilities	66,498	67,452

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 13,100,000 and 12,700,000 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,310	1,270
Subscriptions received	220,000	-
Additional paid-in capital	1,317,076	1,297,116
Deficit accumulated during the exploration stage	(1,383,177)	(1,365,768)

Total Stockholders' Equity (Deficit)	155,209	(67,382)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$221,707	$70

(The accompanying notes are an integral part of these financial statements)

First Resources Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31	March 31	March 31
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

Mineral claims	1,200	-	28,029
General and administrative	16,209	2,140	1,355,148

Total Expenses	17,409	2,140	1,383,177

LOSS FROM OPERATIONS	(17,409)	(2,140)	(1,383,177)

Income tax expense	-	-	-

NET LOSS	$(17,409)	$(2,140)	$(1,383,177)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	12,990,110	12,700,000

(The accompanying notes are an integral part of these financial statements)

First Resources Corp.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

(expressed in U.S. dollars)

(unaudited)

					Deficit
					Accumulated
				Additional	During the	Total
	Common Stock		Subscriptions	Paid-in	Development	Stockholders'
	Shares	Amount	Received	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash per share	1,500,000	150	-	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	-	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	-	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	-	54,750	(54,141)	859

Imputed interest	-	-	-	576	-	576

Net loss for the year ended December 31, 2009	-	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	-	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	-	24,000	-	25,000
Stock based compensation	-	-	-	875,000	-	875,000
Stock issued for services	200,000	20	-	339,980	-	340,000
Imputed interest	-	-	-	1,450	-	1,450
Net loss for the years ended December 31, 2010	-	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	-	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	-	1,360	-	1,360
Net loss for the years ended December 31, 2011	-	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	-	1,297,116	(1,365,768)	(67,382)

Subscriptions received for private placement	-	-	220,000	-	-	220,000
Shares issued for cash	400,000	40	-	19,960	-	20,000
Net loss for the three months ended March 31, 2012	-	-	-	-	(17,409)	(17,409)

Balance, March 31, 2012	13,100,000	$1,310	$220,000	$1,317,076	$(1,383,177)	$155,209

(The accompanying notes are an integral part of these financial statements)

First Resources Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31,	March 31,	March 31
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(17,409)	$(2,140)	$(1,383,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,215,000
Imputed interest on shareholder loan	-	340	3,386
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(5,491)	1,800	5,389

Net Cash Used in
Operating Activities	(22,900)	-	(159,402)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES

Proceeds from related party loans	4,537	-	61,109
Proceeds from subscriptions receivable	220,000	-	220,000
Common stock issued for cash	20,000	-	100,000

Net Cash Provided by
Financing Activities	244,537	-	381,109

NET DECREASE IN CASH	221,637	-	221,707

CASH AT BEGINNING OF PERIOD	70	216	-

CASH AT END OF PERIOD	$221,707	$216	$221,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and December 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2012 and December 31, 2011, the Company has received cash advances from a shareholder or related party of $61,109 and $56,572. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $0 and $1,450 is included in additional paid in capital for the periods ended March 31, 2012 and December 31, 2011.

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

During the period ended March 31, 2012, the Company issued 400,000 shares of its par value $0.0001 common stock for cash at $0.05 per share.

As at March 31, 2012, the Company collected $220,000 related to a placement closing subsequent to the period end.

A total of 13,100,000 shares of common stock were issued and outstanding at March 31, 2012.

NOTE 6 - INCOME TAXES

The Company has a net operating loss carry forward of $168,177 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months ended March 31, 2012 $	Three Months ended March 31, 2011 $

Income tax recovery at statutory rate	5,919	728

Valuation allowance change	(5,919)	(728)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2012 and December 31, 201 are as follows:

	March 31, 2012 $	December 31, 2011 $

Net operating loss carried forward	57,180	51,261

Valuation allowance	(57,180)	(51,261)

Net deferred income tax asset	–	–

NOTE 7 – SUBSEQUENT EVENT

On April 13, 2012, the Company issued 9,600,000 at $0.05 per share for gross proceeds of $480,000.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	December 31, 2011
Current Assets	$221,707	$70
Current Liabilities	$66,498	$67,452
Working Capital (Deficit)	$155,209	$(67,382)

Cash Flows

	March 31, 2012	March 31, 2011
Cash Flows from (used in) Operating Activities	$(22,900)	$-
Cash Flows from (used in) Financing Activities	$244,537	$-
Net Increase (decrease) in Cash During Period	$221,637	$-

Operating Revenues

Operating revenues for the period ended March 31, 2012 was $Nil.

Operating revenues for the period ended March 31, 2011 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the three months period ended March 31, 2012 was $17,409 and is comprised of expenses related to mineral claims and general and administrative expenses.

Operating expenses for the three months ended March 31, 2011 was $2,140 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss three months period ended March 31, 2012 was $17,409 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three months ended March 31, 2011 was $2,140 and is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and total asset balance was $221,707 compared to $70 as at December 31, 2011. The increase in total assets is attributed to cash from the subscription of common stock.

As at March 31, 2012, the Company had total liabilities of $66,498 compared with total liabilities of $67,452 as at December 31, 2011. The decrease in total liabilities was attributed to funds received from the subscription of common stock being used to pay down obligations.

As at March 31, 2012, the Company had working capital of $155,209 compared with a working capital deficit of $67,382 as at December 31, 2011.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $22,900 of cash for operating activities compared to the use of $- of cash for operating activities during the period ended March 31, 2011. The change in net cash used in operating activities is attributed to increased activity related to mineral properties financed through cash rather than payables.

Cashflow from Financing Activities

During the period ended March 31, 2012, the Company received $244,537 of cash from financing activities compared to $- for the period ended March 31, 2011.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

MINE SAFETY DISCLOSURES

Not Applicable.

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

FIRST RESOURCES CORP.
Dated: May 15, 2012	/s/ Gloria Ramirez-Martinez
GLORIA RAMIREZ-MARTINEZ
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 15, 2012	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director
Dated: May 15, 2012	/s/ Steve Radvak
By: Steve Radvak Its: Secretary