Form 10-Q
period 2012-06-30
GRAPHITE CORP
filed 2012-08-20
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

  X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54336

GRAPHITE CORP.

(Name of small business issuer in its charter)

Nevada	26-0641585
(State of incorporation)	(I.R.S. Employer Identification No.)

1031 Railroad Street, Suite 102A

Elko, NV 89801

 (Address of principal executive offices)

(775) 473-1355

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      . No  X  . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X  .

As of August 16, 2012, there were 23,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

GRAPHITE CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Graphite Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "GRPH" refers to Graphite Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Graphite Corp.

(An Exploration Stage Company)

June 30, 2012

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	June 30	December 31,
	2012	2011
CURRENT ASSETS

Cash	$239,089	$70
Prepaid expenses	3,000	-

Total Current Assets	242,089	70

NON CURRENT ASSETS

Website	20,000	-
Mineral option	350,000	-

	370,000	-

TOTAL ASSETS	$612,089	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$6,912	$10,880
Related party payable	56,609	56,572

Total Current Liabilities	63,521	67,452

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 22,700,000 and 12,700,000 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	2,370	1,270
Additional paid-in capital	1,996,016	1,297,116
Deficit accumulated during the exploration stage	(1,449,818)	(1,365,768)

Total Stockholders' Equity (Deficit)	548,568	(67,382)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$612,089	$70

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	on August 3,
	Ended	Ended	Ended	Ended	2007 Through
	June 30	June 30	June 30	June 30	June 30
	2012 $	2011 $	2012 $	2011 $	2012 $

REVENUES	-	-	-	-	-

EXPENSES

Mineral claims	-	-	1,200	-	28,029
General and administrative	66,641	6,822	82,850	8,962	1,421,789

Total Expenses	66,641	6,822	84,050	8,962	1,449,818

LOSS FROM OPERATIONS	(66,641)	(6,822)	(84,050)	(8,962)	(1,449,818)

Income tax expense	-	-	-	-	-

NET LOSS	(66,641)	(6,822)	(84,050)	(8,962)	(1,449,818)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,215,385	12,700,000	17,150,549	12,700,000

The accompanying notes are an integral part of these financial statements

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares #	Amount $	Capital $	Stage $	Equity $
Balance at inception, August 3, 2007	-	-	-	-	-

Common stock issued for cash per share	1,500,000	150	14,850	-	15,000
Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000
Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest		-	576	-	576
Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the years ended December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Subscriptions received for private placement	10,000,000	1,000	499,000	-	500,000
Shares granted for mineral option	1,000,000	100	199,900	-	200,000
Net loss for the three months ended June 30, 2012	-	-	-	(84,050)	(84,050)

Balance, June 30, 2012	23,700,000	2,370	1,996,016	(1,449,818)	548,568

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Six Months	Six Months	on August 3,
	Ended	Ended	2007 Through
	June 30	June 30	June 30
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(84,050)	$(8,962)	$(1,449,818)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,215,000
Imputed interest on shareholder loan	-	680	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(3,000)	-	(3,000)
Increase (decrease) in accounts payable	(3,968)	8,133	6,912

Net Cash Used in Operating Activities	(91,018)	(149)	(227,520)

INVESTING ACTIVITIES
Website	(20,000)	-	(20,000)
Mineral option	(150,000)		(150,000)

Net Cash Used in Investing Activities	(170,000)	-	(170,000)

FINANCING ACTIVITIES
Proceeds from related party loans	37	149	56,609
Common stock issued for cash	500,000	-	580,000

Net Cash Provided by Financing Activities	500,037	149	636,609

NET DECREASE IN CASH	239,019	-	239,089

CASH AT BEGINNING OF PERIOD	70	216	-

CASH AT END OF PERIOD	$239,089	$216	$239,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES
Stock issued for mineral option	$200,000	$-	$200,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS

Graphite Corp. (formerly First Resources Corp.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company intends to engage in the exploration of certain mineral interests in the state of Arizona. The Company is in the exploration stage.

On August 19, 2010, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As a result of the Amendment the Company, among other things, has: (i) changed its name to “First Resources Corp.;” and, (ii) increased the aggregate number of authorized shares to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On June 14, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change the Company’s name from First Resources Corp. to Graphite Corp.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.  Mineral property acquisition costs are capitalized including licenses and lease payments.  Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.  Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and December 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 4 – RELATED PARTY PAYABLES

As of June 30, 2012 and December 31, 2011, the Company has received cash advances from a shareholder or related party of $56,609 and $56,572. The advances are non interest bearing, unsecured and due upon demand. Imputed interest in the amount of $0 and $1,450 is included in additional paid in capital for the periods ended June 30, 2012 and December 31, 2011.

NOTE 5 – MINERAL OPTION

On June 1, 2012, the Company entered into an option agreement whereby it could earn a 100% interest (less an net smelter royalty of 2%) in the Carr and Cahaba Forest Management Graphite Leases.

In order to exercise it’s option, the Company must make payments and issue shares of its common stock pursuant to the below schedule:

Due Date	Consideration

June 1, 2012	$150,000		(paid)
June 1, 2012	1,000,000	shares	(issued)
June 1, 2013	$50,000
June 1, 2013	500,000	shares
June 1, 2014	$50,000
June 1, 2014	500,000	shares
June 1, 2015	$50,000
June 1, 2015	1,000,000	shares

NOTE 6 – WEBSITE

The cost of developing the Company website has been capitalized and is being capitalized and will be amortized over a 5 year period upon launch.  To date no amortization has been taken on the website.

2012
Website development costs	$20,000
Less: accumulated amortization	-
Website, net	$20,000

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the period ended June 30, 2012, the Company issued 10,000,000 shares of its par value $0.0001 common stock for cash at $0.05 per share.

During the period ended June 30, 2012, the Company issued 1,000,000 shares of its par value $0.0001 common stock for an option on mineral property. The shares were valued at $0.20 per share based on the trading price on the day of issue.

A total of 23,700,000 shares of common stock were issued and outstanding at June 30, 2012.

NOTE 8 - INCOME TAXES

The Company has a net operating loss carry forward of $234,818 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months ended June 30, 2012 $	Six Months ended June 30, 2011 $

Income tax recovery at statutory rate	28,566	3,047

Valuation allowance change	(28,566)	(3,047)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 $	December 31, 2011 $

Net operating loss carried forward	69,013	51,261

Valuation allowance	(69,013)	(51,261)

Net deferred income tax asset	–	–

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through the issuance date, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012	December 31, 2011
Current Assets	$242,089	$70
Current Liabilities	$63,521	$$67,452
Working Capital (Deficit)	$178,568	$$67,382

Cash Flows

	June 30, 2012	June 30, 2011
Cash Flows from (used in) Operating Activities	$(91,018)	$(149)
Cash Flows from (used in) Investing Activities	$(170,000)	$-
Cash Flows from (used in) Financing Activities	$500,037	$149
Net Increase (decrease) in Cash During Period	239,019	-

Operating Revenues

Operating revenues for the period ended June 30, 2012 was $Nil.

Operating revenues for the period ended June 30, 2011 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the three and six month period ended June 30, 2012 was $66,641 and $84,050 and is comprised of expenses related to mineral claims and general and administrative expenses.

Operating expenses for the three and six month period ended June 30, 2011 was $6,822 and $8,962 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and six month period ended June 30, 2012 was $66,641 and $84,050 is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and six month period ended June 30, 2011 was $6,822 and $8,962 is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $239,089 compared to $70 as at December 31, 2011. The increase in total assets is attributed to cash.

As at June 30, 2012, the Company had total liabilities of $63,521 compared with total liabilities of $67,452 as at December 31, 2011. The decrease in total liabilities was attributed to increased funding received by a related party of the Company.

As at June 30, 2012, the Company had working capital of $178,568 compared with a working capital deficit of $67,382 as at December 31, 2011.

Cashflow from Operating Activities

During the period ended June 30, 2012, the Company used $91,018 of cash for operating activities compared to the use of $149 of cash for operating activities during the period ended June 30, 2011. The change in net cash used in operating activities is attributed to decrease in losses in the vehicles.

Cashflow from Financing Activities

During the period ended June 30, 2012, the Company received $500,037 of cash from financing activities compared to $149 for the period ended June 30, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on June 28, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
10.03	Property Option Agreement between the Company and MinQuest, Inc. dated October 22, 2011	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K.
10.04	Material Option Agreement between Company and Stanley Smith dated June 1, 2012.	Filed with the SEC on June 7, 2012 as part of our Current Report on Form 8-K.
10.05	Minerals Lease Agreement between the Company and Mr. Jonathan B. Smith, Mr. James I. Smith and Ms. Celinda S. Hicks dated July 11, 2012	Filed with the SEC on August 1, 2012 as part of our Current Report on Form 8-K.
10.06	Settlement Agreement between the Company and Ms. Gloria Ramirez-Martinez dated July 26, 2012	Filed with the SEC on August 1, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from Moore & Associates, Chartered dated August 11, 2009	Filed with the SEC on August 12, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

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

GRAPHITE CORP.
Dated: August 20, 2012	By:	/s/ Brian Goss
BRIAN GOSS
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 20, 2012	/s/ Brian Goss
By: Brian Goss Its: Director
Dated: Augus t 20, 2012	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director