Form 10-Q/A
period 2012-06-30
GRAPHITE CORP
filed 2012-08-22
CIK 1420239

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

 (Not required) Yes      . No   X  .

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Graphite Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

GRAPHITE CORP.

Dated: August 22, 2012	/s/ Brian Goss
BRIAN GOSS
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2012	/s/ Brian Goss
By: Brian Goss Its: Director

Dated: August 22, 2012	/s/ Gloria Ramirez-Martinez
By: Gloria Ramirez-Martinez Its: Director

4