Form 10-Q
period 2012-09-30
GRAPHITE CORP
filed 2012-11-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

  X . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        .  Yes       X .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of November 12, 2012, there were 28,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

September 30, 2012

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Stockholders’ Equity (Deficit) (unaudited)

6

Statements of Cash Flows (unaudited)

7

Notes to the Financial Statements (unaudited)

8

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$310,364	$70
Prepaid expenses	4,725	-
Total Current Assets	315,089	70
NON CURRENT ASSETS
Website	20,000	-
Mineral property	353,500	-
	373,500	-
TOTAL ASSETS	$688,589	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,591	$10,880
Related party payable	14,776	56,572
Total Current Liabilities	33,367	67,452

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,700,000 and 12,700,000 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,870	1,270
Additional paid-in capital	2,245,516	1,297,116
Deficit accumulated during the exploration stage	(1,593,164)	(1,365,768)

Total Stockholders' Equity (Deficit)	655,222	(67,382)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$688,589	$70

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations (Unaudited)
	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	on August 3,
	Ended	Ended	Ended	Ended	2007 Through
	September 30	September 30	September 30	September 30	September 30
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Mineral claims and exploration	31,172	575	32,373	575	59,202
General and administrative	112,173	2,352	195,023	11,314	1,533,962

Total Expenses	143,345	2,927	227,396	11,889	1,593,164

LOSS FROM OPERATIONS	(143,345)	(2,927)	(227,396)	(11,889)	(1,593,164)

Income tax expense	-	-	-	-	-

NET LOSS	$(143,345)	$(2,927)	(227,396)	(11,889)	$(1,593,164)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,956,204	12,700,000	19,685,401	12,700,000

The accompanying notes are an integral part of these financial statements

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash per share	1,500,000	150	14,850	-	15,000
Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000
Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859
Imputed interest			576		576
Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the year ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900	-	200,000
Net loss for the nine months ended September 30, 2012	-	-	-	(227,396)	(227,396)

Balance, September 30, 2012	28,700,000	$2,870	$2,245,516	$(1,593,164)	$655,222

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	on August 3,
	Ended	Ended	2007 Through
	September 30	September 30	September 30
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(227,396)	$(11,889)	$(1,593,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	1,215,000
Imputed interest on shareholder loan	-	1,020	3,386
Operating expenses paid by related party loans	9,204	-	9,204
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(4,725)	-	(4,725)
Increase (decrease) in accounts payable	7,711	6,633	18,591
Net Cash Used in Operating Activities	(215,206)	(4,236)	(351,708)

INVESTING ACTIVITIES
Cash paid for website	(20,000)	-	(20,000)
Cash paid for mineral property	(153,500)	-	(153,500)
	(173,500)	-	(173,500)

FINANCING ACTIVITIES
Proceeds from related party loans	3,500	24,224	60,072
Repayments on related party loans	(54,500)	-	(54,500)
Common stock issued for cash	750,000	-	830,000
Net Cash Provided by Financing Activities	699,000	24,224	835,572
NET DECREASE IN CASH	310,294	19,988	310,364
CASH AT BEGINNING OF PERIOD	70	216	-

CASH AT END OF PERIOD	$310,364	$20,204	$310,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Operating expenses paid by related party loans	$9,204	$-	$9,204
Stock issued for mineral option	$200,000	$-	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(Formerly First Resources Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2012

(unaudited)

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

On June 14, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from First Resources Corp. to Graphite Corp.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.  Mineral property acquisition costs are capitalized including licenses and lease payments.  Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.  Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment of $134,213 was recorded in 2011 relating to the abandonment of some mineral claims.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 and December 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30,2 012 and December 31, 2011:

	Level 1	Level 2	Level 3
Assets and Liabilities – 2012	-	-	-
Assets and Liabilities – 2011	-	-	-

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

Recently Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2012 and December 31, 2011, the Company has received cash advances from a shareholder or related party of $14,776 and $56,572, respectively. The advances are non-interest bearing, unsecured and due upon demand. Imputed interest in the amount of $0 and $1,450 is included in additional paid in capital for the periods ended September 30, 2012 and December 31, 2011, respectively.

NOTE 5 – MINERAL PROPERTY

On June 1, 2012, the Company entered into an option agreement whereby it could earn a 100% interest (less a net smelter royalty of 2%) in the Carr and Cahaba Forest Management Leases.

In order to exercise its option, the Company must:

Due Date	Consideration

June 1, 2012	$150,000		(paid)
June 1, 2012	1,000,000	shares	(issued)
June 1, 2013	$50,000
June 1, 2013	500,000	shares
June 1, 2014	$50,000
June 1, 2014	500,000	shares
June 1, 2015	$50,000
June 1, 2015	1,000,000	shares

NOTE 6 – WEBSITE

The cost of developing the Company website has been capitalized and is being amortized over a 2 year period following its launch on September 20, 2012. To date, no amortization has been taken on the website as it is immaterial.

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

On September 6, 2012, the Company sold 5,000,000 shares of its par value $0.0001 common stock and an equal number of warrants, exercisable at $0.10 per share over a two year period pursuant to a unit offering in exchange for total proceeds of $250,000.

A total of 28,700,000 shares of common stock were issued and outstanding at September 30, 2012.

NOTE 8 - WARRANTS

On September 6, 2012, the Company issued warrants to purchase 5,000,000 shares of its par value $0.0001 common stock at $0.10 per share, exercisable for 24 months in exchange for cash proceeds of $250,000 in conjunction with the sale of 5,000,000 shares of its par value $0.0001 common stock.

The relative fair value of the warrants attached to the common stock issued was estimated at the date of grant using the Black-sholes pricing model. The relative fair value of warrants attached to common stock issued is $214,445 and the relative fair value of the common stock is $35,555 as of September 30, 2012.  The Black-Sholes pricing model assumptions used are as follows: expected dividend yield, 0%; risk-free interest rate, 0.23%; expected volatility, 151%, and expected warrant life, 2 years.

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of Warrants	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance at December 31, 2011	-
Issued	5,000,000	$0.35	2
Exercised	-
Balance at September 30, 2012	5,000,000	$0.35	2

NOTE 9 - INCOME TAXES

The Company has a net operating loss carry forward of $202,980 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months ended September 30, 2012 $	Nine Months ended September 30, 2011 $

Income tax recovery at statutory rate	77,315	4,042

Valuation allowance change	(77,315)	(4,042)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 $	December 31, 2011 $

Net operating loss carried forward	128,576	51,261

Valuation allowance	(128,576)	(51,261)

Net deferred income tax asset	–	–

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through the issuance date, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012	December 31, 2011
Current Assets	$315,089	$ 70
Current Liabilities	$ 33,367	$67,452
Working Capital (Deficit)	$281,722	$67,382

Cash Flows

	September 30, 2012	September 30, 2011
Cash Flows from (used in) Operating Activities	$(215,206)	$(4,236)
Cash Flows from (used in) Investing Activities	$(173,500)	$0
Cash Flows from (used in) Financing Activities	$699,000	$24,224
Net Increase (decrease) in Cash During Period	$310,294	$19,988

Operating Revenues

Operating revenues for the period ended September 30, 2012 was $Nil.

Operating revenues for the period ended September 30, 2011 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the three and nine month period ended September 30, 2012 was $143,345 and $227,396, respectively, and is comprised of expenses related to mineral claims and general and administrative expenses.

Operating expenses for the three and nine month period ended September 30, 2011 was $2,927 and $11,889, respectively, and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and nine month period ended September 30, 2012 was $143,345 and $227,396, respectively, and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the three and nine month period ended September 30, 2011 was $2,927 and $11,889, respectively, and is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash and total asset balance was $688,589 compared to $70 as at December 31, 2011. The increase in total assets is attributed to cash.

As at September 30, 2012, the Company had total liabilities of $33,367 compared with total liabilities of $67,452 as at December 31, 2011. The increase in total liabilities was attributed to increased funding received by a related party of the Company.

As at September 30, 2012, the Company had working capital of $281,722 compared with a working capital deficit of $67,382 as at December 31, 2011.

Cashflow from Operating Activities

During the period ended September 30, 2012, the Company used $215,206 of cash for operating activities compared to the use of $4,236 of cash for operating activities during the period ended September 30, 2011. The change in net cash used in operating activities is attributed to increase in activity within the Company resulting in increased losses.

Cashflow from Investing Activities

During the period ended September 30, 2012, the Company used $173,500 of cash from investing activities compared to $nil for the period ended September 30, 2011.

Cashflow from Financing Activities

During the period ended September 30, 2012, the Company received $699,000 of cash from financing activities compared to $24,224 for the period ended September 30, 2011.

Quarterly Developments

On July 9, 2012, Ms. Gloria Ramirez-Martinez (“Ms. Ramirez-Martinez”) resigned from her positions as President, Chief Financial Officer, Chief Financial Officer and Treasurer of the Company and appointed Mr. Brian Goss (“Mr. Goss”), to serve as the Company’s President, Chief Financial Officer, Chief Financial Officer, Treasurer and Director.  Mr. Goss has accepted such appointments.  As of July 9, 2012, Ms. Ramirez-Martinez shall continue in her capacity as a Director of the Company.

On July 9, 2012, Mr. Steven Radvak (“Mr. Radvak”) resigned as the Company’s Secretary and Ms. Ramirez Martinez was appointed to serve as the Company’s Secretary.  Ms. Ramirez-Martinez has accepted such appointment.

On September 21, 2012, Ms. Ramirez-Martinez resigned from her positions as Secretary and Director of the Company and appointed Ms. Jeanne Goss (“Ms. Goss”), to serve as Secretary of the Company. Ms. Goss accepted such appointment.  Ms. Goss is married to Mr. Brian Goss, the Company’s current President, Chief Executive Officer, and Director.

Subsequent Developments

On October 31, 2012, the Board of Directors of the Company appointed Mr. Jason Babcock (“Mr. Babcock”) as a Director of the Company to serve until the next annual meeting of the shareholders or until his successor is duly elected and appointed. On October 31, 2012, Mr. Babcock accepted such appointment.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from no director on the Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

GRAPHITE CORP.
Dated: November 15, 2012	/s/ Brian Goss
BRIAN GOSS
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 15, 2012	/s/ Brian Goss
By: Brian Goss Its: Director
Dated: November 15, 2012	/s/ Jason Babcock
By: Jason Babcock Its: Director