Form 10-K
period 2012-12-31
GRAPHITE CORP
filed 2013-04-08
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

GRAPHITE CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54336	26-0641585
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1031 Railroad Street, Suite 102A Elko, NV 89801
(Address of principal executive offices)

(775) 753-6605
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,065,000 based upon the price ($0.35) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “GRPH.OB”

As of April 1, 2013, there were 28,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GRPH”, “we,” “us” and “our” are references to Graphite Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

From the time that the Company was considered a shell company until the time that we ceased being a shell company, we had focused our efforts on developing a new business, merging with, or acquiring an operating company with an operating history and assets. Accordingly, we refocused the Company's business direction to include a new business plan based on the exploration of mineral claims. We decided to enter the mining business because we were seeking out viable and feasible alternatives to create value for our shareholders. We determined that staking and exploring potential mineral claims could be an excellent long term investment strategy that could lead to lucrative business opportunities. To reflect the Company’s new focus, on August 19, 2010, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to First Resources Corp.  The Company subsequently narrowed its focus to graphite mining and on June 14, 2012, we again filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to Graphite Corp.

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of graphite and other minerals, if any, and their extent.  Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral claims, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit, and there is no assurance that we will discover one.

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

If we discontinue our exploration of our properties, we may seek to acquire other natural resource exploration properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business. We are presently in the exploration stage of our business and have not commenced planned principal operations. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

If commercially marketable quantities of mineral deposits exist on the properties underlying our mineral claims and sufficient funds are available, we will evaluate the financial viability, technical and financial risks of extraction, including an evaluation of the economically recoverable portion of the deposit, the metallurgy and ore recoverability, marketability and payability of the ore concentrates, engineering concerns, milling and infrastructure costs, finance and equity requirements and an analysis of the proposed mine from the initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given ore body is worth recovering, we will begin the development process. Development will require us to obtain a processing plant and other necessary equipment including delivery equipment to transport the processed ore to our future customers.

To date, we have not earned any revenues and have incurred a net loss of $712,966, in the year ended December 31, 2012 and a net loss of $2,078,734 since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

The Company had previously staked four claims, the MDZ Lode Claims, situated in Mohave County, Arizona.  The Company staked the land and provided the Arizona Bureau of Land Management with the requisite Location Notice of Lode Mining Claim.  Upon providing the location notice and the requisite fees, the Company was entitled to enter onto the property with its employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property as the Company saw fit. As of the date of this Report, the Company has not renewed the MDZ Lode Claims for the year 2013.

On October 22, 2011, the Company entered into that certain Property Option Agreement (the "Option Agreement") with MinQuest, Inc. ("MinQuest"). Pursuant to the terms and conditions of the Option Agreement, MinQuest granted the Company with the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as Sheep Mountain West (the “Sheep Mountain Property”), which is comprised of 27 mining claims and is located in Yavapai County, Arizona.  As of the date of this Report, the Company has elected not to exercise the Option.

Our Acquisitions

1.

The Carr Leases and Cahaba Forest Management Leases Option

On June 1, 2012, the Company entered into that certain Property Option Agreement (the "Option Agreement") with Mr. Stanley Smith ("Mr. Smith").  Pursuant to the terms and conditions of the Option Agreement, Mr. Smith shall grant the Company the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Carr Leases and the Cahaba Forest Management Leases (the “Carr Cahaba Property”) which is comprised of a total of 3,759.6 acres (Cahaba 2967.9 acres and Carr 791.7 acres) and is located in Clay County, Alabama. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of one hundred fifty thousand dollars ($150,000) to Mr. Smith; (ii) issue an aggregate of three million (3,000,000) shares, of which one million (1,000,000) shares have been paid, of the Company’s common stock to Mr. Smith; (iii) pay an additional aggregate payment of one hundred fifty thousand dollars ($150,000) over a three (3) year period; of which $150,000 has been paid, and (iv) pay a production royalty (the “Royalty”) to Mr. Smith equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Carr Cahaba Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, Mr. Smith has agreed to enter into an eighteen (18) month voluntary lock up agreement for the initial one million (1,000,000) shares he will receive upon execution of the Option Agreement.  The above description of the Option Agreement is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader.  For further information regarding the terms and conditions of the Option Agreement, this reference is made to such agreement, which was filed on June 7, 2012 with the SEC as part of our Current Report on Form 8-K.

The Company recorded an impairment allowance on the property as the Company has not been able to prove certainty around future production, reserves, cash flows or salvage value. As such, the Company recorded an impairment allowance of $350,000.

Location and Access

The Carr Cahaba Property is situated in Clay County, Alabama, near the towns of Ashland and Lineville.  Historically a mining-friendly state, Alabama offers modern graphite developers excellent conditions including:

•

A number of paved secondary roads with numerous gravel & forestry roads throughout the general areas of both properties.

•

Power available along all secondary roads, with high tension lines in the area

•

Accommodation, supplies etc. are available in Oxford/Anniston approximately 24 miles north of the sites

•

Accommodation, and office-warehouse plans are underway for Lineville or Ashland in support of on-going field programs

•

Local labor readily available. The local population is interested in mining opportunities proposed for the area

Alabama Graphite

Clay County, Alabama

Graphite
Project

Graphite-bearing

GRAPHITECORP™

Climate

In Clay County, Alabama, temperatures reach 70’s in the spring and fall and climb into the 90’s in the summer and rarely dip below freezing in the winter.  The average annual precipitation is 59.4 inches.

Temperatures in the winter range from 33 to 52 degrees Fahrenheit.  Temperatures in the spring range from 49 to 73 degrees Fahrenheit.  Summer temperatures range from 69 to 88 degrees Fahrenheit and Fall temperatures range from 52 to 73 degrees Fahrenheit.

Property Geology

The extensive flake-graphite deposits of Alabama are delineated by a belt extending about 60 miles southwest from the northeast corner of Clay County across Coosa County to the edge of the Coastal Plain in Chilton County.

The continuity of the beds is broken by a 10-mile gap between Millerville in Clay County and Goodwater in Coosa County. The Clay County beds extend about 27 miles northwest of this gap, with a width of 3 to 4 miles near Millerville and of less than a mile at the northeast end.  The Coosa-Chilton block is about 33 miles long with a fairly consistent width of 2 to 3 miles.

Geologically the graphite belt lies near the northeast boundary of the outcrop of high-grade metamorphic rocks of the Ashland series, a complex group of intensely folded and faulted beds of pre-Cambrian age composed mostly of quartz-mica schist, where the mica is predominantly muscovite; garnet-mica schist, in which biotite is more common; and hornblende schist.

Preliminary sampling on the Clay county leases determined that flake graphite is typically in the range of 2 - 3%.

2.

The Crystal Project

On July 11, 2012, the Company entered into that certain Minerals Lease Agreement (the “Agreement") with Mr. Jonathan B. Smith, Mr. James I. Smith and Ms. Celinda S. Hicks (the "Lessors"), giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the “Crystal Project” situated in Beaverhead County, Montana, for a term of twenty five (25) years (the “Term”) with the right to renew.  As consideration, the Company shall pay Lessors: (i) an annual payment of three thousand five hundred dollars ($3,500) over the Term of the Agreement; and (ii) a production royalty (the “Royalty”) equal to three percent (3%) of the net smelter returns on the 1st of each month, per the terms and conditions of the Agreement. The Agreement also provides that the Company shall have a one-time right to purchase one and one half percent (1.5%) of the Royalty in the Crystal Project for one million five hundred thousand dollars ($1,500,000). Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Crystal Project subject to the terms and conditions of the Agreement.  The above description of the Agreement is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader.  For further information regarding the terms and conditions of the Agreement, this reference is made to such agreement, which was filed on August 1, 2012 with the SEC as part of our Current Report on Form 8-K.  During September of 2012, 83 claims were filed in the area around the leased portion of the Crystal Project. The claims added approximately 1600 acres of mineral rights to the project.

The Company recorded an impairment allowance on the property as the Company has not been able to prove certainty around future production, reserves, cash flows or salvage value.  As such, the Company recorded an impairment allowance of $25,381.

Location and Access

The Crystal Project is located in Beaverhead County, Montana, in Section 31, Township 8S, Range 7W, located towards the southern end of the Ruby Range, about 10 miles east of Dillon, at an altitude of approximately 7,500 feet.

The Crystal Project can be reached by a gravel and dirt road that is in relatively good condition, and passable during a good portion of the year.

Climate

The climate of Beaverhead County is both cold and dry. Precipitation varies widely; average annual amounts range from 10 inches in Dillon to over 50 inches in mountains forming the Continental Divide to the west. Two-thirds of precipitation in mountains is snow.

The average temperature in January is 21 degrees Fahrenheit and the average temperature in July is 66 Fahrenheit.

Property Geology

The rocks on the Crystal Project are a metamorphosed sedimentary series that has been correlated with the Cherry Creek group of Precambrian age. Garnetiferous granite gneiss, schists, marbles, and quartzites strike approximately N. 60°- 75° E. and dip 70°- 80° NW. but show local variation. They contain small pegmatitic bodies that range from nearly massive un-metamorphosed to markedly metamorphosed.

The richest graphite ore in the deposit occurs as fracture fillings in pegmatite and gneiss. The fillings range from thin films to veins more than 2 feet thick.  They are short, and very few reach lengths of 50 feet. In places the veins form closely spaced intersecting networks that resemble stockworks.  The veins contain graphite as the only primary mineral, but movement along the fractures has dragged fragments of the wall rock into the veins in places, apparently both during and after graphite deposition. The graphite occurs mostly as coarse interlocking plates as much as 1 inch long, but in places it shows well developed comb or needle structure. Contacts between graphite veins and wall rock are sharp, and no alteration of the wall rock is evident.

Graphite also occurs as flakes, films, and rosettes disseminated in the pegmatites and the gneisses which is noticeably more abundant near the graphite veins. In the wall rocks the graphite occupies minute fractures between or within mineral grains and occurs as flakes formed by replacement of quartz or feldspar. Where the country rock is foliated, the graphite flakes are oriented parallel to the foliation.  There is evidence that structural features have helped to localize graphite deposition, with the deposit being associated with an isoclinal fold that strikes about N. 50° E. and dips about 45° NW.  The nose of this fold plunges N. 20° W. at about 45 degrees. There is extensive fracturing around the nose of the fold both on the surface and in underground exposures. These fractures contain graphite that constitutes the richest ore body exposed in the deposit.

Glossary of Technical Geological Terms

The following defined technical geological terms are used in our annual report:

Term	Definition

Adularia

A feldspar mineral and potassium aluminosilicate (KAlSi3O8).  It commonly forms colourless, glassy, prismatic, twinned crystals in low-temperature veins of felsic plutonic rocks and in cavities in crystalline schists.

Amphibole	Any of a large group of structurally similar hydrated double silicate minerals, such as hornblende, containing various combinations of sodium, calcium, magnesium, iron, and aluminum.

Assay	The act of testing the purity of precious metals.

Biotite	A black, dark brown, or greenish black micaceous mineral.

Calcite	A carbonate mineral and the most stable polymorph of calcium carbonate (CaCO3).

Dip

The angle that a rock unit, fault or other rock structure makes with a horizontal plane.  Expressed as the angular difference between the horizontal plane and the structure.  The angle is measured in a plane perpendicular to the strike of the rock structure.

Fault	A fracture or fracture zone in rock along which movement has occurred.

Feldspar	Any of a group of abundant rock-forming minerals occurring principally in igneous, plutonic, and some metamorphic rocks.

Foliation	The set of layers visible in many metamorphic rocks as a result of the flattening and stretching of mineral grains during metamorphism.

Gneiss	A metamorphic rock with a banded or foliated structure, typically coarse-grained.

Hornblende	A green to black amphibolic mineral formed in the late stages of cooling in igneous rock.

Igneous	Relating to or involving volcanic processes.

Listric Fault	A type of fault in which the fault plane is curved.

Lode	A mineral deposit in solid rock.

Mafic

A term used to describe an igneous rock that has a large percentage of dark-colored minerals such as amphibole, pyroxene and olivine. Also used in reference to the magmas from which these rocks crystallize. Mafic rocks are generally rich in iron and magnesium.

Metallurgy

Domain of materials science that studies the physical and chemical behavior of metallic elements, their intermetallic compounds, and their mixtures, which are called alloys. It is also the technology of metals: the way in which science is applied to their practical use.

Metamorphic Rock	Rock that has undergone a change from its original form due to changes in temperature, pressure or chemical alteration.

Mica	A shiny silicate mineral with a layered structure, found as minute scales in granite and other rocks, or as crystals.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Monzonite

An intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals.

Muscovite	A silver-gray form of mica occurring in many igneous and metamorphic rocks.

Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Outcrop	A segment of bedrock exposed to the atmosphere.

Pegmatitic	A coarsely crystalline granite or other igneous rock with crystals several centimeters in length.

Porphyry	A heterogeneous rock characterized by the presence of crustals in a relatively finer- grained matrix.

Precambrian	Noting or pertaining to the earliest era of earth history, ending 570 million years ago, during which the earth's crust formed and life first appeared in the seas.

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Reserve	(For the purposes of this report): that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

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

Schist	A coarse-grained metamorphic rock that consists of layers of different minerals.

Sediment	Any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.

Sedimentary	A type of rock which has been created by the deposition of solids from a liquid.

Silica	A hard, unreactive, colorless compound, SiO2, that occurs as the mineral quartz.

Silicate	Any of the many minerals consisting of silica combined with metal oxides, forming a major component of the rocks of the earth's crust.

Stockwork	A complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Tertiary	Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Trenching	The removal of overburden to expose the underlying bedrock.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

Volcanic	Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes.

Management Experience

Our President, Brian Goss, has ten years of experience in mineral exploration and the mining industry, but limited experience working in an actual mine. As such, he may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of additional qualified geological consultants.

Competitive Factors

We are a new mineral resources exploration company. The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. While we will generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our acquired properties.

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

Plan of Operations

1.

The Carr Leases and Cahaba Forest Management Leases Option

 Under the leadership of our President, Brian Goss, surface sampling and grid survey is underway on the Carr Cahaba Property and moving ahead as planned. Initial sampling focused on historical mine locations and expanded to known locations prospective for significant graphite shows. Based on those early results, sampling has now been extended to a comprehensive survey encompassing the largest sampling area to-date. Visual evaluation alone of each sample has identified varying grades with the majority of samples presenting visual graphite mineralization.

The Company has increased the proposed sampling grid based upon the visual confirmation of mineralization and tightened up the sample spacing in the mineralized areas. The survey was originally engineered to undertake an estimated 1,358 samples taken at surface along designated grid lines. The samples will be submitted to laboratory testing for graphitic carbon (Cg) and the data from the grid results is designed to test the width of the graphite bearing geologic formations.

Initial sampling limited to the old mine workings previously returned values ranging from a low of 2.2% up to 6.01% graphitic carbon in unconsolidated or semi-consolidated schist. The average of these samples was 3.54% graphitic carbon. Subsequent samples taken from several localities throughout the property offered uniform grades of over 2% crystalline flake graphite throughout. These findings are consistent with prior observations including historic reports from the U.S. Bureau of Mines. The majority of samples have mainly presented in very soft, strongly weathered rocks comprised of moderate to large (+50mesh) flakes.

Low-level geologic mapping and logging of rock types at each sample site is contributing to a geologic and geochemical data set aimed at delineating drill targets as part of plans for the commencement of a proposed drill program in order to confirm and provide a regulatory compliant evaluation of the underlying asset prior to commercial production.

2.

The Crystal Project

During September of 2012, 83 claims were filed in the area around the leased portion of the Crystal Project. The claims added approximately 1600 acres of mineral rights to the project. During the claim staking, samples were collected to test the surface rocks for graphite.

Samples taken from the Crystal Project were consistent with prior observations. The rock type the samples were taken in were a pegmatite and the metamorphic rocks adjacent to the pegmatite. The samples were taken from the historically mined localities throughout the Crystal Project and the grades were all over 10% graphite and multiple samples contained >20%, exceeding the 20% limitation of the assay method.

Sample Results

C-Graphite
Sample	%

AB-20120912-02	10.5
AB-20120912-05	>20
AB-20120912-13	>20
AB-20120912-17	13
AB-20120912-18	>20

The geological work was led by our President, Brian Goss, and Director, Jason Babcock. The assay work was conducted by INSPECTORATE (A Bureau Veritas Group Company) of Sparks, Nevada. The study included a physical review of the mineral lease areas to include specific details and features of interest.

The Industry

The recent surge in interest and value of graphite is built on long standing and solid fundamentals as a well-established industrial mineral. Natural graphite has been mostly consumed in steel making; for refractories and foundry facings; as a lubricant and as a containment lining in nuclear applications. Other uses have included automobile brake linings and transmission components, but with the extraordinary increase in the use of lithium-Ion batteries, graphite has experienced a huge growth surge and the auto industry is sure to be at the forefront of this growth.

Prices of large-flake, high carbon graphite has increased from $600 per metric ton during the 1990s to highs of approximately $2,500 per metric ton recently. Industry participants believe that positive trends in graphite prices could continue in the coming years as China is expected to continue to tighten regulations regarding exports of graphite.

A report by Industrial Minerals, a leading source of information on critical minerals, stated that the Chinese government is focused on consolidating the domestic graphite industry and is going ahead with plans to reduce the number of graphite mines in Hunan province from 230 to around 20, with increased government supervision aimed at reducing environmental impact due to harmful mining practices. This is expected to lead to a loss of around 100,000 metric tons of graphite per year, or approximately 10 percent of the global supply.

Recent prices for flake graphite has seen $1,500 - 3,000 per tonne depending on flake size and grade. Graphite prices have seen increases for large flake, high purity graphite (+80 mesh, 94-97%C) and have more than doubled in recent years. China, which produces about 80 percent of the world's graphite, is reducing its 200 amorphous graphite mines to 20 and creating a state-run monopoly causing disruptions in supply. Industrial Minerals recently reported exports from China in January and February 2012 have been reduced by 55.3% and 60.1% from 2011 level exports from Hunan Province. It is not expected that current graphite mines in other countries could replace Chinese amorphous supply.

Currently, the largest graphite mines produce only 20,000 tonnes per year. Predictions are that the current world-wide graphite consumption of 1.2 million tonnes per year will increase by 200,000 tonnes per year by 2015. This would require approximately ten mines of 20,000 tonnes per year to come on stream to meet demand. If changes to graphite mining in China are fully implemented, there could be added pressure on demand and a corresponding price increase as indicated by the increasing prices in the last two years.

Government Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by the States of Arizona, Montana, Alabama and the United States Federal Government.  Currently, there are no costs associated with our compliance with such regulations and laws.

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

Employees

We have no significant employees other than our officers and directors.  We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.  We believe that consultants will be instrumental to keep the exploration of projects on time and on budget.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 1031 Railroad Street, Suite 102A, Elko, NV 89801.  Our telephone number is (775) 753-6605.  It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

On June 1, 2012, the Company entered into that certain Property Option Agreement (the "Option Agreement") with Mr. Stanley Smith ("Mr. Smith").  Pursuant to the terms and conditions of the Option Agreement, Mr. Smith shall grant the Company the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Carr Leases and the Cahaba Forest Management Leases (the “Carr Cahaba Property”) which is comprised of a total of 3,759.6 acres and is located in Clay County, Alabama. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of one hundred fifty thousand dollars ($150,000) to Mr. Smith; (ii) issue an aggregate of three million (3,000,000) shares of the Company’s common stock to Mr. Smith; (iii) pay an additional aggregate payment of one hundred fifty thousand dollars ($150,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) to Mr. Smith equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Carr Cahaba Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, Mr. Smith has agreed to enter into an eighteen month voluntary lock up agreement for the initial 1,000,000 shares he will receive upon execution of the Option Agreement.

The Company recorded an impairment allowance on the property as the Company has not been able to prove certainty around future production, reserves, cash flows or salvage value.  As such, the Company recorded an impairment allowance of $350,000.

On July 11, 2012, the Company entered into that certain Minerals Lease Agreement (the “Agreement") with Mr. Jonathan B. Smith, Mr. James I. Smith and Ms. Celinda S. Hicks (the "Lessors"), giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the “Crystal Project”, situated in Beaverhead County, Montana, for a term of twenty five (25) years (the “Term”) with the right to renew.  As consideration, the Company shall pay Lessors: (i) an annual payment of three thousand five hundred dollars ($3,500) over the Term of the Agreement; and (ii) a production royalty (the “Royalty”) equal to three percent (3%) of the net smelter returns on the 1st of each month, per the terms and conditions of the Agreement. The Agreement also provides that the Company shall have a one-time right to purchase one and one half percent (1.5%) of the Royalty in the Crystal Project for one million five hundred thousand dollars ($1,500,000). Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Crystal Project subject to the terms and conditions of the Agreement.   During September of 2012, 83 claims were filed in the area around the leased portion of the Crystal Project. The claims added approximately 1600 acres of mineral rights to the project.

The Company recorded an impairment allowance on the property as the Company has not been able to prove certainty around future production, reserves, cash flows or salvage value.  As such, the Company recorded an impairment allowance of $25,381.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board.  Our common stock has been quoted on the OTC Bulletin Board since March 12, 2009 under the symbol “MEZE.OB”.  On June 22, 2012, our symbol changed to “GRPH.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2011 through December 31, 2012, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	$0.80	$0.80	$0.75	$0.75
2011 – Low	$0.80	$0.38	$0.75	$0.75
2012 – High	$1.05	$0.80	$0.35	$1.01
2012 – Low	$0.75	$0.0001	$0.35	$0.35

Record Holders

As of December 31, 2012, there were 28,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 11 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 11, 2012, the Company adopted the 2012 Share Incentive Plan (the “Plan").  Pursuant to the Plan, the aggregate number of shares of the Company’s common stock issuable under the Plan shall not exceed ten million (10,000,000) shares.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	190,352	70
Current Liabilities	20,700	67,452
Working Capital (Deficit)	169,652	(67,382)

Cash Flows

	Year ended December 31, 2012 $	Year ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(373,285)	(37,170)

Cash Flows from (used in) Financing Activities	708,204	37,024
Cash Flows from (used in) Investing Activities	(150,000)	-
Net Increase (decrease) in Cash During Period	184,919	(146)

Operating Revenues

Operating revenues for the period ended December 31, 2012 was $Nil.

Operating revenues for the period ended December 31, 2011 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the years ended December 31, 2012 and 2011 was $713,869 and $45,410 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the years ended December 31, 2012 and 2011 was $718,537 and $45,410 is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash and total asset balance was $190,352 compared to $70 as at December 31, 2011.  The increase in total assets is attributed to funds received through the issuance of stock.

As at December 31, 2012, the Company had total liabilities of  $20,700  compared with total liabilities of $67,452 as at December 31, 2011.  The decrease in total liabilities was attributed to the Company using proceeds from their equity financing to repay liabilities.

As at December 31, 2012, the Company had working capital of $169,652 compared with a working capital deficit of $67,382 as at December 31, 2011.

Cashflow from Operating Activities

During the period ended December 31, 2012, the Company used $373,285 of cash for operating activities compared to the use of $37,170 of cash for operating activities during the period ended December 31, 2011.  The change in net cash used in operating activities is attributed to increase in funds spent on mining activities.

Cashflow from Financing Activities

During the period ended December 31, 2012, the Company received $708,204 of cash from financing activities compared to $37,024 for the period ended December 31, 2011.

Cashflow from Investing Activities

During the period ended December 31, 2012 the Company used $150,000 to purchase a mineral property lease.  The Company did not have investing activities during the year-ended December 31, 2011.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHITE CORP.

(An Exploration Stage Company)

For the Periods Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Graphite Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Graphite Corp. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from August 3, 2007 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graphite Corp. (An Exploration Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations and has a deficit from inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 5, 2013

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS

Cash	$184,989	$70
Prepaid expenses	5,363	-

Total Current Assets	190,352	70

TOTAL ASSETS	$190,352	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,924	$10,880
Related party payable	14,776	56,572

Total Current Liabilities	20,700	67,452

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,700,000 and 12,700,000 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively

	2,870	1,270
Additional paid-in capital	2,251,087	1,297,116
Deficit accumulated during the exploration stage	(2,084,305)	(1,365,768)

Total Stockholders' Equity (Deficit)	169,652	(67,382)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$190,352	$70

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations

	For the	For the	From Inception
	Year	Year	on August 3,
	Ended	Ended	2007 Through
	December 31	December 31	December 31
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

Mineral claims and exploration	99,682	23,829	126,511
Mineral Claw Impairment	375,831	-	375,831
Professional fees	77,591	12,000	89,591
Consulting	102,125	-	102,125
General and administrative	58,640	9,581	1,385,579

Total Expenses	713,869	45,410	2,079,637

LOSS FROM OPERATIONS	(713,869)	(45,410)	(2,079,637)

Debt settlement	(4,668)	-	(4,668)
Income tax expense	-	-	-

NET LOSS	$(718,537)	$(45,410)	$(2,084,305)

BASIC AND DILUTED LOSS PER SHARE	(0.03)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED
	21,951,366	12,700,000

The accompanying notes are an integral part of these financial statements

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash per share
	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007
	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008
	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended December 31, 2009
	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended December 31, 2010
	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended December 31, 2011
	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900	-	200,000
Stock based compensation	-	-	-	5,571	5,571
Net loss for the year ended December 31, 2012
	-	-	-	(718,537)	(718,537)

Balance, December 31, 2012	28,700,000	$2,870	$2,251,087	$(2,084,305)	$169,652

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows

	For the	For the	From Inception
	Year ended	Year ended	on August 3,
	Ended	Ended	2007 Through
	December 31	December 31	December 31
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(718,537)	$(45,410)	$(2,084,305)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock based compensation	5,571	-	1,220,571
Impairment of mining options	350,000	-	350,000
Imputed interest on shareholder loan	-	1,360	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(5,363)	-	(5,363)
Increase (decrease) in accounts payable	(4,956)	6,880	5,924
Net Cash Used in Operating Activities
	(373,285)	(37,170)	(509,787)

INVESTING ACTIVITIES
Cash paid for mining option	(150,000)	-	(150,000)
Net Cash Provided by Financing Activities
	(150,000)	-	(150,000)

FINANCING ACTIVITIES
Proceeds from related party loans	12,704	37,024	69,276
Repayments on related party loans	(54,500)		(54,500)
Common stock issued for cash	750,000	-	830,000
Net Cash Provided by Financing Activities
	708,204	37,024	844,776

NET DECREASE IN CASH	184,919	(146)	184,989
CASH AT BEGINNING OF PERIOD	70	216	-

CASH AT END OF PERIOD	$184,989	$70	$184,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$200,000	$-	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(Formerly First Resources Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2012

NOTE 1 – NATURE OF OPERATIONS

Graphite Corp. (formerly First Resources Corp.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company intends engage in the exploration of certain mineral interests in the states of Alabama and Montana. The Company is in the exploration stage.

On August 19, 2010, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As a result of the Amendment the Registrant, among other things, has: (i) changed its name to “First Resources Corp.;” and, (ii) increased the aggregate number of authorized shares to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share

On June 22, 2012, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State.  As a result of the Amendment the Registrant has changed its name to “Graphite Corp.”

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

As at December 31, 2011, the Company had not adopted a stock option plan nor had it granted any stock options. No stock based compensation was recorded in the years ended December 31, 2012 and 2011.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and December 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss

None	$ -	$ -	$ -	$ -

Recently issued accounting pronouncements

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

NOTE 4 – RELATED PARTY PAYABLES

As of December 31, 2012 and December 31, 2011, the Company has received cash advances from a shareholder or related party of $14,776 and $56,572. The advances are non interest bearing, unsecured and due upon demand.

NOTE 5 – MINERAL PROPERTY

On June 1, 2012, the Company entered into that certain Property Option Agreement (the "Option Agreement") with Mr. Stanley Smith ("Mr. Smith").  Pursuant to the terms and conditions of the Option Agreement, Mr. Smith shall grant the Company the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Carr Leases and the Cahaba Forest Management Leases (the “Carr Cahaba Property”) which is comprised of a total of 3,759.6 acres (Cahaba 2967.9 acres and Carr 791.7 acres) and is located in Clay County, Alabama. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of one hundred fifty thousand dollars ($150,000) to Mr. Smith; (ii) issue an aggregate of three million (3,000,000) shares of the Company’s common stock to Mr. Smith; (iii) pay an additional aggregate payment of one hundred fifty thousand dollars ($150,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) to Mr. Smith equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Carr Cahaba Property for five hundred thousand dollars ($500,000). Pursuant to the Option Agreement, Mr. Smith has agreed to enter into an eighteen (18) month voluntary lock up agreement for the initial one million (1,000,000) shares he will receive upon execution of the Option Agreement.

In order to exercise its option, the Company must:

Due Date	Consideration

June 1, 2012	$150,000		(paid)
June 1, 2012	1,000,000	shares	(paid)
June 1, 2013	$50,000
June 1, 2013	500,000	shares
June 1, 2014	$50,000
June 1, 2014	500,000	shares
June 1, 2015	$50,000
June 1, 2015	1,000,000	shares

Due to a lack of certainty surrounding estimated future production no reserves established, no future cash flows or salvage value could be established, we have impaired all of the carrying value of the acquisitions of the Carr and Cahaba Forest Management Leases.  This represents an impairment allowance of $350,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company issued 1,500,000 shares of its par value $0.0001 common stock for cash at $0.01 per share.

During the year ended December 31, 2008, the Company issued 1,000,000 shares of its par value $0.0001 common stock for cash at $0.04 per share.

During the year ended December 31, 2010, the Company issued to the President of the Company, 10,000,000 shares of its par value $0.0001 common stock for cash at $0.0025 per share. Stock based compensation in the amount of $875,000 was recorded because the Company issued the stock to a related party.  The stock based compensation on the issuance to a related party was based on the quoted trading value of the shares on the date of issuance being $0.09 per share.

During the year ended December 31, 2010, the Company issued 200,000 shares of its par value $0.0001 common stock for services valued at $340,000 based on the quoted trading value of the shares on the date of issuance being $1.70 per share.

During the year ended December 31, 2012, the Company issued 10,000,000 shares of its par value $0.0001 common stock for cash at $0.05 per share.

During the year ended December 31, 2012, the Company issued 5,000,000 units of its par value $0.0001 common stock for cash at $0.05 per share.  Each unit consisted of one common share and one warrant granting the holder the right to purchase an additional share for $0.10.  The relative fair value, using the Black Scholes Model, of these warrants is $214,445 assuming a discount rate of 0.23% and volatility of 214%.

During the year ended December 31, 2012, the Company issued 1,000,000 shares as consideration for its mineral property (See Note 5).

Stock Based Compensation

On December 10, 2012, the Company granted 250,000 options at an exercise price of $0.70 to consultants in exchange for various professional services. 62,500 options vest every six months from the date of grant.  The Company uses the Black-Scholes option valuation model to value stock options granted. The Black- Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Assumptions used to determine the fair value of the stock based compensation is as follows:

Risk free interest rate	0.24%
Expected dividend yield	0%
Expected stock price volatility	491%
Expected life of options	2 years

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable

$0.70	250,000	2.94	$0.70	-

The Company recorded $5,571 (2011: $Nil) in stock option compensation expense, in relation to these options, during the year ended December 31, 2012. Total stock option compensation expense is calculated at $193,654, to be recognized over the expected life of 2 years.

NOTE 7 - INCOME TAXES

The Company has a net operating loss carried forward of $513,734 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $

Income tax recovery at statutory rate	123,408	15,439

Valuation allowance change	(123,408)	(15,439)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012 $	December 31, 2011 $

Net operating loss carried forward	174,670	51,261

Valuation allowance	(174,670)	(51,261)

Net deferred income tax asset	–	–

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Date of Appointment
Brian Goss	34	President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director	July 9, 2012
Jeanne Goss	34	Secretary	September 21, 2012
Jason Babcock	40	Director	October 31, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  All of our directors hold office for a term of one year until the next annual general meeting of the shareholders or until their successors are elected and qualified.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

BRIAN GOSS.  Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003.  Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan’s Upper Peninsula.  At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits.  From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was subsequently taken over by Barrick Gold.  Mr. Goss also held several other project geologist positions before founding Rangefront Consulting, LLC in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries.

JEANNE GOSS.  Ms. Jeanne Goss graduated from the University of Utah in 2004 with a Bachelor of Science degree in Geology.  While obtaining her degree, Ms. Goss assisted in the study and preparation of oil and gas maps, reports, and GIS data compilation on various projects in the Western U.S., Mexico, and Africa.  Ms. Goss also worked as an engineering technician conducting laboratory and field testing of soils, asphalt and concrete as well as researching and generating Geotechnical and Phase-I Environmental reports.  In 2004, Ms. Goss was hired by Placer Dome as a Project Geologist at Cortez Gold Mines; she subsequently held a staff position at Cortez with Barrick Gold after Barrick’s acquisition of Placer Dome. Ms. Goss managed exploration projects in the Cortez area and was part of the exploration team that discovered and began delineating the Cortez Hills and Goldrush Projects. In early 2008, Ms. Goss was involved with the founding of Rangefront Geological, a premier exploration services company based in Elko, Nevada. Currently, Ms. Goss is the Chief Geologic Modeler at Rangefront and oversees the production of geologic models to be used for exploration and resource modeling for clients on several world renowned projects; Ms. Goss also enjoys teaching the skills needed to build geologic models using Vulcan and GOCAD software. Ms. Goss is currently Vice President and Treasurer of Geopinion, Inc. and Managing Member and Registered Agent of Geopinion, LLC.

JASON BABCOCK.  Mr. Babcock brings over 15 years of direct experience as a professional exploration geologist with particular expertise in Project Management and GIS-based field geological mapping.  From 2003 to 2008, Mr. Babcock was Principle Field Geologist and Project Manager for Gateway Gold Corporation, where he was responsible for overseeing Nevada field efforts and data collection for a significant drilling operation.  From 2009 to 2011, Mr. Babcock worked for Fronteer Gold in Nevada and participated in their Long Canyon and Northumberland Projects including various endeavors on related Carlin Trend efforts.  Since 2011, Mr. Babcock has served in the capacity of Senior Geologist and Project Manager for Navaho Gold on seven Nevada-based joint venture gold exploration projects.  During this period, he aided in generating a number of new exploration projects as well as managing extensive drilling operations including deep diamond drill programs.  Mr. Babcock was appointed as a Director of the Company on account of his broad experiences, which have fostered an in-depth understanding and expertise in the exploration for and delineation of mineral, base metal, and precious metal deposits. He offers a proven technical background alongside excellent problem-solving capabilities and is an active member of the Society of Economic Geologists, Northwest Mining Association and the Geological Society of Nevada.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

Ms. Jeanne Goss is married to Mr. Brian Goss.  Other than the foregoing, there are no other officers or directors of the Company who are related to each other.

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

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the exploration stage of our operations.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gloria Ramirez-Martinez Former President, CEO, CFO, Treasurer	2011	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Steven Radvak	2011	-	-	-	-	-	-	-	-
Former Secretary	2012	-	-	-	-	-	-	-	-
Brian Goss	2011	-	-	-	-	-	-	-	-
President, CEO, CFO, Treasurer	2012	9,000	-	-	-	-	-	-	9,000
Jeanne Goss	2011	-	-	-	-	-	-	-	-
Secretary	2012	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2012 and 2011.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Brian Goss(3) 1031 Railroad Street, Suite 102A Elko, NV 89801	Common	0	0.00%
Jeanne Goss(4) 1031 Railroad Street, Suite 102A Elko, NV 89801	Common	0	0.00%
Jason Babcock(5) 1031 Railroad Street, Suite 102A Elko, NV 89801	Common	0	0.00%
All Officers and Directors as a Group (3 Persons)	Common	0	0.00%

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

(2)

Based on 28,700,000 shares of common stock outstanding on April 1, 2013.

(3)

Brian Goss is the President, CEO, CFO, Treasurer and a Director of the Company.  His beneficial ownership includes 0 common shares.

(4)

Jeanne Goss is the Secretary of the Company.  Her beneficial ownership includes 0 common shares.

(5)

Jason Babcock is a Director of the Company.  His beneficial ownership includes 0 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Brian Goss is not an independent director because he is also an executive officer of the Company.  However, Jason Babcock is an independent director of the Company.

Related Party Transactions

As of December 31, 2012 and December 31, 2011, the Company has received cash advances from a shareholder or related party of $14,776 and $56,572.  The advances are non-interest bearing, unsecured and due upon demand.  Imputed interest in the amount of $Nil and $1,360 is included in additional paid in capital for the periods ended December 31, 2012 and December 31, 2011.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$9,000	$9,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,000	$9,000

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $9,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01(a)	Certificate of Amendment	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
3.01(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on September 3, 2010 as part of our Current Report on Form 8-K.
3.01(c)	Certificate of Amendment	Filed with the SEC on June 28, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 17, 2008 as part of our Registration Statement on Form SB-2.
10.01	Stock Purchase Agreement between Gloria Ramirez-Martinez and Daniel MacLean dated December 3, 2009.	Filed with the SEC on March 15, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.02	Consulting Agreement between the Company and Steve Radvak dated September 10, 2010.	Filed with the SEC on September 13, 2010 as part of our Current Report on Form 8-K.
10.03	Property Option Agreement between the Company and MinQuest, Inc. dated October 22, 2011	Filed with the SEC on October 27, 2011 as part of our Current Report on Form 8-K.
10.04	Property Option Agreement between the Company and Stanley Smith dated June 1, 2012	Filed with the SEC on June 7, 2012 as part of our Current Report on Form 8-K.
10.05	Minerals Lease Agreement between the Company and Mr. Jonathan B. Smith, Mr. James I. Smith and Ms. Celinda S. Hicks dated July 11, 2012	Filed with the SEC on August 1, 2012 as part of our Current Report on Form 8-K.
10.06	Settlement Agreement between the Company and Gloria Ramirez-Martinez dated July 26, 2012	Filed with the SEC on August 1, 2012 as part of our Current Report on Form 8-K.
10.07	Advisory Board Member Agreement by and between the Company and Roger Szelmeczka dated December 10, 2012	Filed with the SEC on December 14, 2012 as part of our Current Report on Form 8-K.
16.01	Letter from Moore & Associates, Chartered dated August 11, 2009	Filed with the SEC on August 12, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated September 15, 2009	Filed with the SEC on September 16, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  April 5, 2013

/s/ Brian Goss

By: Brian Goss

Its: President, Principal Executive Officer,

Principal Financial Officer and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 5, 2013

/s/ Brian Goss

Brian Goss

Its:  Director

Dated: April 5, 2013

/s/ Jason Babcock

Jason Babcock

Its:  Director