Form 10-Q
period 2013-03-31
GRAPHITE CORP
filed 2013-05-17
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes      . No  X .

As of May 15, 2013, there were 28,700,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

GRAPHITE CORP.*

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Graphite Corp.

(An Exploration Stage Company)

March 31, 2013

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	March 31	December 31,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$59,504	$184,989
Prepaid expenses	13,182	5,363

Total Current Assets	72,686	190,352

TOTAL ASSETS	$72,686	$190,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$27,368	$5,924
Related party payable	14,776	14,776

Total Current Liabilities	42,144	20,700

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,700,000 issued and outstanding as of March 31, 2013 and December 31, 2012 respectively

	2,870	2,870
Additional paid-in capital	2,274,962	2,251,087
Deficit accumulated during the exploration stage	(2,247,290)	(2,084,305)

Total Stockholders' Equity (Deficit)	30,542	169,652

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,686	$190,352

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31 2013	For the Three Months Ended March 31 2012	From Inception on August 3, 2007 Through March 31, 2013

REVENUES	$-	$-	$-

EXPENSES

Mineral claims and exploration	71,394	1,200	197,905
Mineral claim Impairment	-	-	375,831
Professional fees	23,615	-	113,206
Consulting	9,000	-	111,125
General and administrative	58,976	16,209	1,444,555

Total Expenses	162,985	17,409	2,242,622

LOSS FROM OPERATIONS	(162,985)	(17,409)	(2,242,622)

Debt settlement	-	-	(4,668)
Income tax expense	-	-	-

NET LOSS	$(162,985)	$(17,409)	$(2,247,290)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	28,700,000	12,990,110

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007
	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the year ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900	-	200,000
Stock based compensation	-	-	5,571	-	5,571
Net loss for the year ended December 31, 2012	-	-	-	(718,537)	(718,537)

Balance, December 31, 2012	28,700,000	2,870	2,251,087	(2,084,305)	169,652

Stock based compensation	-	-	23,875	-	23,875
Net loss for the three months ended March 31, 2013	-	-	-	(162,985)	(162,985)

Balance, March 31, 2013	28,700,000	$2,870	$2,274,962	$(2,247,290)	$30,542

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31 2013	For the Three Months Ended March 31 2012	From Inception on August 3, 2007 Through March 31 2013
OPERATING ACTIVITIES
Net loss	$(162,985)	$(17,409)	$(2,247,290)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock based compensation	23,875	-	1,244,446
Impairment of mining options	-	-	350,000
Imputed interest on shareholder loan	-	-	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(7,819)	-	(13,182)
Increase (decrease) in accounts payable	21,444	(5,491)	27,368
Net Cash Used in Operating Activities	(125,485)	(22,900)	(635,272)

INVESTING ACTIVITIES
Cash paid for mining option	-	-	(150,000)
Net Cash used in Investing Activities	-	-	(150,000)

FINANCING ACTIVITIES
Proceeds from related party loans	-	4,537	69,276
Repayments on related party loans	-	-	(54,500)
Common stock issued for cash	-	240,000	830,000
Net Cash Provided by Financing Activities	-	244,537	844,776

NET INCREASE (DECREASE) IN CASH	(125,485)	221,637	59,504
CASH AT BEGINNING OF PERIOD	184,989	70	-

CASH AT END OF PERIOD	$59,504	$221,707	$59,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$-	$-	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(Formerly First Resources Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at March 31, 2013, the Company had not adopted a stock option plan.  For the period ended March 31, 2013, stock option expense of $23,875 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).  For March 31, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Mar. 31, 2013	None	$ -	$ -	$ -	$ -
Dec. 31, 2012	None	$ -	$ -	$ -	$ -

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

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2013 and December 31, 2012, the Company has received cash advances from a shareholder or related party of $14,776 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

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

Due to a lack of certainty surrounding estimated future production, no reserves established, no future cash flows or salvage value could be establshed, we have impaired all of the carrying value of the acquisitions of the Carr and Cahaba Forest Management Leases. This represents an impairment allowance of $350,000.

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

During the year ended December 31, 2010, the Company issued 200,000 shares of its par value $0.0001 common stock for services valued at $340,000 based on the closing trading value of the shares on the date of issuance being $1.70 per share.

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

During the year ended December 31, 2012, the Company issued 1,000,000 shares as consideration for its mineral property valued at $200,000 based on the closing trading value of the shares on the date of issuance being $0.20 per share. (See Note 5).

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

Risk free interest rate	0.24%
Expected dividend yield	0%
Expected stock price volatility	491%
Expected life of options	2 years

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable

$0.70	250,000	2.69	$0.70	-

The Company recorded $23,875 (2012: $Nil) in stock option compensation expense, in relation to these options, during the period ended March 31, 2013.  No stock option compensation expense was recorded in the three months ended March 31, 2012.

NOTE 7 - INCOME TAXES

The Company has a net operating loss carried forward of $652,844 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2013 $

Income tax recovery at statutory rate	47,297	5,919

Valuation allowance change	(47,297)	(5,919)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013 $	December 31, 2012 $

Net operating loss carried forward	221,967	174,670

Valuation allowance	(221,967)	(174,670)

Net deferred income tax asset	–	–

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013	December 31, 2012
Current Assets	$ 72,686	$190,352
Current Liabilities	$ 42,144	$ 20,700
Working Capital (Deficit)	$ 30,542	$169,652

Cash Flows

	March 31, 2013	March 31, 2012
Cash Flows from (used in) Operating Activities	$(125,485)	$ (22,900)
Cash Flows from (used in) Financing Activities	$ -	$244,537
Net Increase (decrease) in Cash During Period	$(125,485)	$221,637

Operating Revenues

Operating revenues for the period ended March 31, 2013 was $Nil.

Operating revenues for the period ended March 31, 2012 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the three month period ended March 31, 2013 and 2012 was $162,985 and $17,409 and is comprised of expenses related to mineral claims, professional fees, consulting and general and administrative expenses.

Net loss for the three months ended March 31, 2013 and 2012 was $162,985 and $17,409 is comprised of expenses related to mineral claims, professional fees, consulting and general and administrative expenses.

Liquidity and Capital Resources

As at March 31, 2013, the Company’s asset balance was $72,686 compared to $190,352 as at December 31, 2012. The decrease in total assets is attributed to a decrease in cash.

As at March 31, 2013, the Company had total liabilities of $42,144 compared with total liabilities of $20,700 as at December 31, 2012. The increase in total liabilities was attributed to the Company financing operating activities through accounts payable.

As at March 31, 2013, the Company had working capital of $30,542 compared with working capital of $169,652 as at December 31, 2012.

Cashflow from Operating Activities

During the period ended March 31, 2013, the Company used $125,485 of cash for operating activities compared to the use of $22,900 of cash for operating activities during the period ended March 31, 2012. The change in net cash used in operating activities is attributed to increase in losses offset by increase in accounts payable.

Cashflow from Financing Activities

During the period ended March 31, 2013, the Company received $nil of cash from financing activities compared to $244,537 for the period ended March 31, 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

GRAPHITE CORP.

Dated: May 17, 2013	/s/ Brian Goss
BRIAN GOSS
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 17, 2013	/s/ Brian Goss
By: Brian Goss Its: Director

Dated: May 17, 2013	/s/ Jason Babcock
By: Jason Babcock Its: Director