Form 10-Q
period 2013-06-30
GRAPHITE CORP
filed 2013-08-14
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54336

GRAPHITE CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-0641585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1031 Railroad Street, Suite 102A

Elko, Nevada 89801

(Address of principal executive offices, zip code)

(775) 753-6605

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2013, there were 28,700,000 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	4

		Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012.	4

		Statements of Operations for the three and six months ended June 30, 2013 and 2012, and the period from August 3, 2007 (Inception) to June 30, 2013 (unaudited).	5

		Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and the period from August 3, 2007 (Inception) through June 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

	Item 4.	Controls and Procedures.	19

Part II.	Other Information
	Item 1.	Legal Proceedings.	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

	Item 3.	Defaults Upon Senior Securities.	20

	Item 4.	Mining Safety Disclosures.	20

	Item 5.	Other Information.	20

	Item 6.	Exhibits.	20

Signatures			21

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Graphite Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Graphite Corp. (formerly First Resources Corp.) (An Exploration Stage Company) Balance Sheets (unaudited)

	June 30,	December 31,
ASSETS	2013	2012

CURRENT ASSETS

Cash	$15,632	$184,989
Prepaid expenses	15,465	5,363

Total Current Assets	31,097	190,352

TOTAL ASSETS	$31,097	$190,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$39,350	$5,924
Accounts payable - related party	4,851	-
Related party payable	14,776	14,776
Loan payable	15,000	-

Total Current Liabilities	73,977	20,700

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,700,000 issued and outstanding as of June 30, 2013 and December 31, 2012 respectively

	2,870	2,870
Additional paid-in capital	2,299,102	2,251,087
Deficit accumulated during the exploration stage	(2,344,852)	(2,084,305)

Total Stockholders' Equity (Deficit)	(42,880)	169,652

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$31,097	$190,352

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the	For the	For the Six Months Ended June 30 2013	For the Six Months Ended June 30 2012	From
	Three Months	Three Months			Inception on August 3,
	Ended	Ended			2007 Through
	June 30	June 30			June 30
	2013	2012			2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Mineral claims and exploration	35,646	-	107,040	1,200	233,551
Mineral claim Impairment	-	-	-	-	375,831
Professional fees	14,675	-	38,290	-	127,881
Consulting	-	-	9,000	-	111,125
General and administrative	47,241	66,641	106,217	82,850	1,491,796

Total Expenses	97,562	66,641	260,547	84,050	2,340,184

LOSS FROM OPERATIONS	(97,562)	(66,641)	(260,547)	(84,050)	(2,340,184)

Debt settlement	-	-	-	-	(4,668)
Income tax expense	-	-	-	-	-

NET LOSS	$(97,562)	$(66,641)	$(260,547)	$(84,050)	$(2,344,852)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED
	28,700,000	17,215,385	28,700,000	17,150,549

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the Six Months Ended June 30 2012	From Inception
	Six Months		on August 3,
	Ended		2007 Through
	June 30		June 30
	2013		2013
OPERATING ACTIVITIES
Net loss	$(260,547)	$(84,050)	$(2,344,852)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock based compensation	48,015	-	1,268,586
Impairment of mining options	-	-	350,000
Imputed interest on shareholder loan	-	-	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	(10,102)	(3,000)	(15,465)
Increase (decrease) in accounts payable	38,277	(3,968)	44,201
Net Cash Used in
Operating Activities	(184,357)	(91,018)	(694,144)

INVESTING ACTIVITIES
Website	-	(20,000)
Cash paid for mining option	-	(150,000)	(150,000)
Net Cash used in
Investing Activities	-	(170,000)	(150,000)

FINANCING ACTIVITIES
Proceeds from loan	15,000	-	15,000
Proceeds from related party loans	-	37	69,276
Repayments on related party loans	-	-	(54,500)
Common stock issued for cash	-	500,000	830,000
Net Cash Provided by
Financing Activities	15,000	500,037	859,776

NET INCREASE (DECREASE) IN CASH	(169,357)	239,019	15,632
CASH AT BEGINNING OF PERIOD	184,989	70	-

CASH AT END OF PERIOD	$15,632	$239,089	$15,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$-	$-	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(Formerly First Resources Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at June 30, 2013, the Company had not adopted a stock option plan.  For the period ended June 30, 2013, stock option expense of $48,015 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).  For June 30, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2013	None	$ -	$ -	$ -	$ -
Dec. 31, 2012	None	$ -	$ -	$ -	$ -

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 4 – RELATED PARTY PAYABLES

As of June 30, 2013 and December 31, 2012, the Company has received cash advances from a shareholder or related party of $14,776 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

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

The Company has not met it’s obligation for June 1, 2013 due to a dispute with respect to the underlying title of the mineral interest.  As such, the option is currently being examined further.  The Company has not accrued the June 1, 2013 payment as there is significant doubt as to whether this payment will be made.

NOTE 6 – LOAN PAYABLE

The loan payable of $15,000 bears interest at 8% per annum and is due on June 27, 2014.  No interest expense was recorded for the current period.

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

The Company recorded $48,015 (2012: $Nil) in stock option compensation expense, in relation to these options, during the period ended June 30, 2013.  No stock option compensation expense was recorded in the six months ended June 30, 2012.

NOTE 8 - INCOME TAXES

The Company has a net operating loss carried forward of $726,266 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $

Income tax recovery at statutory rate	246,930	69,013

Valuation allowance change	(246,930)	(69,013)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013 $	December 31, 2012 $

Net operating loss carried forward	254,647	174,670

Valuation allowance	(254,647)	(174,670)

Net deferred income tax asset	–	–

NOTE 9 – SUBSEQUENT EVENT

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Graphite Corp., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2012 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 8, 2013.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Graphite Corp. (the “Company”) was incorporated in the State of Nevada on August 3, 2007 and established a fiscal year end of December 31.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 8, 2013, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to June 30, 2013, we have raised a total of $830,000 from private offerings of our common stock and received proceeds of $69,276 in related party loans, and $15,000 in a non-related party loan.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at June 30, 2013, the Company had not adopted a stock option plan.  For the period ended June 30, 2013, stock option expense of $48,015 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).  For June 30, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2013	None	$ -	$ -	$ -	$ -
Dec. 31, 2012	None	$ -	$ -	$ -	$ -

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

PLAN OF OPERATION

Our plan of operation for the next twelve months is as follows.

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

Results of Operations

The three and six months ended June 30, 2013 and 2012, and the period from August 3, 2007 (Inception) to June 30, 2013 (unaudited)

We recorded no revenues for the three months ended June 30, 2013 and 2012.   From the period of August 3, 2007 (inception) to June 30, 2013, we recorded no revenues.

For the three months ending June 30, 2013, total operating expenses were $97,562, of which mineral claims and exploration were $35,646, professional fees were $14,675 and general and administrative expenses were $47,241.  For the three months ending June 30, 2012, total operating expenses were $66,641, which comprised solely of general and administrative expenses of $66,641.

For the six months ending June 30, 2013, total operating expenses were $260,547, of which mineral claims and exploration were $107,040, professional fees were $38,290, consulting fees were $9,000 and general and administrative expenses were $106,217.  For the six months ending June 30, 2012, total operating expenses were $84,050, of which mineral claims and exploration were $1,200, and general and administrative expenses were $82,850.

From the period of August 3, 2007 (inception) to June 30, 2013, we incurred total operating expenses and a loss from operations of $2,340,184.  Our net loss at June 30, 2013, was $2,344,852.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $15,632.   We do not have sufficient cash on hand to commence any phase of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended June 30, 2013, the Company used $184,357 of cash for operating activities compared to the use of $91,018 of cash for operating activities during the period ended June 30, 2012. The change in net cash used in operating activities is attributed to increase in losses offset by increase in accounts payable.

Cashflow from Investing Activities

During the period ended June 30, 2013, the Company used $nil of cash for investing activities compared to $170,000 for the period ended June 30, 2012, where the Company paid $150,000 to acquire an mining option and spent $20,000 to build a website.

Cashflow from Financing Activities

During the period ended June 30, 2013, the Company received $15,000 of cash from financing activities compared to $500,037 for the period ended June 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description

3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2.1	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)

Filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2010.

(2)

Filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on June 28, 2012.

(3)

Filed and incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on January 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHITE CORP.
(Name of Registrant)

Date: August 15, 2013	By:	/s/ Brian Goss
Name: Brian Goss
Title: President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2.1	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)

Filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 3, 2010.

(2)

Filed and incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on June 28, 2012.

(3)

Filed and incorporated by reference to the Company’s Registration Statement on Form SB-2, filed with the Commission on January 17, 2008.