Form 10-K/A
period 2012-12-31
GRAPHITE CORP
filed 2013-11-05
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

Location and Access

The Carr Cahaba Property is situated in Clay County, Alabama, near the towns of Ashland and Lineville. The property is without known reserves and our proposed program for exploration of the property is exploratory in nature. Historically a mining-friendly state, Alabama offers modern graphite developers excellent conditions including:

•

A number of paved secondary roads with numerous gravel & forestry roads throughout the general areas of both properties.

•

Power available along all secondary roads, with high tension lines in the area, and the main source of water is ground water

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

Preliminary sampling on the Clay county leases determined that flake graphite is typically in the range of 2 - 3%. The samples were collected from the walls of abandoned open pits that were historically mined and from rock outcrop and roadcuts that displayed graphite mineralization. The samples were bagged and sent to Inspectorate in Sparks, Nevada for analysis. QA/QC procedures that were performed during this sampling included “best practices” field sample collection techniques as well as those QA/QC procedures instituted internally at Inspectorate to insure accurate reporting of graphite content. There are areas of surface disturbance from historical mining operations as well as natural erosion that has caused material to be moved and re-deposited on the Carr and Cahaba Properties. The historical mining in the area did not contaminate samples taken be Graphite Corp. due to the geologists’ interpretation of the land and selection of sample locations and sampling techniques used to collect the samples.

2.

The Crystal Project

On July 11, 2012, the Company entered into that certain Minerals Lease Agreement (the “Agreement") with Mr. Jonathan B. Smith, Mr. James I. Smith and Ms. Celinda S. Hicks (the "Lessors"), giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the “Crystal Project” situated in Beaverhead County, Montana, for a term of twenty five (25) years (the “Term”) with the right to renew.  As consideration, the Company shall pay Lessors: (i) an annual payment of three thousand five hundred dollars ($3,500) over the Term of the Agreement; and (ii) a production royalty (the “Royalty”) equal to three percent (3%) of the net smelter returns on the 1st of each month, per the terms and conditions of the Agreement. The Agreement also provides that the Company shall have a one-time right to purchase one and one half percent (1.5%) of the Royalty in the Crystal Project for one million five hundred thousand dollars ($1,500,000). Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Crystal Project subject to the terms and conditions of the Agreement.  The above description of the Agreement is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader.  For further information regarding the terms and conditions of the Agreement, this reference is made to such agreement, which was filed on August 1, 2012 with the SEC as part of our Current Report on Form 8-K.  During September of 2012, 83 unpatented lode claims were staked and filed in the area around the leased portion of the Crystal Project. The area around the Crystal Project is administered by the US Bureau of Land Management (BLM). The process of staking and filing the claims gives Graphite Corp. 100% of the mineral rights on the land that was staked. Graphite Corp intends to maintain the mineral rights by filing the annual maintenance fees of approximately $140 per claim per year prior to September 1st every year with the BLM. The claims are named CM 1 through CM 83 and added approximately 1600 acres of mineral rights to the project.

The Company recorded an impairment allowance on the property as the Company has not been able to prove certainty around future production, reserves, cash flows or salvage value.  As such, the Company recorded an impairment allowance of $25,381.

Location and Access

The Crystal Project is located in Beaverhead County, Montana, in Section 31, Township 8S, Range 7W, located towards the southern end of the Ruby Range, about 10 miles east of Dillon, at an altitude of approximately 7,500 feet. The property is without known reserves and our proposed program for exploration of the property is exploratory in nature.  The main source of water is ground water and the main source of power is ten miles away in Dillon, Montana.

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

The richest graphite mineralization in the deposit occurs as fracture fillings in pegmatite and gneiss. The fillings range from thin films to veins more than 2 feet thick.  They are short, and very few reach lengths of 50 feet. In places the veins form closely spaced intersecting networks that resemble stockworks.  The veins contain graphite as the only primary mineral, but movement along the fractures has dragged fragments of the wall rock into the veins in places, apparently both during and after graphite deposition. The graphite occurs mostly as coarse interlocking plates as much as 1 inch long, but in places it shows well developed comb or needle structure. Contacts between graphite veins and wall rock are sharp, and no alteration of the wall rock is evident.

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

To date, the Company has not conducted any soil sampling.

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

On land that is administered by the US Bureau of Land Management (BLM) such as a large portion of the land at the Crystal Project in Montana, permitting must be obtained prior to disturbing the land in ways that is typical for mineral exploration. Low level disturbance, less than 10 acres, that is typical for early stage exploration and may include road building and drill pad construction, requires a Notice of Intent (NOI) to be approved by the BLM. Exploration and/or mining activities that have a total disturbance of more than 10 acres total for one project may require additional permits, such as an Environmental Impact Assessment (EIA) or an Environmental Impact Statement (EIS). In general, higher levels of disturbance for exploration and mining require more data collection and more stringent permitting processes to assist the government and community in deciding how a mine may affect the surrounding area, both positively and negatively. The permitting process for private land in Alabama is currently unknown but is expected to be somewhat similar to the process for public land in the western United States. It is expected that consultants who specialize in land use permitting will be used to assist us to apply for and receive the necessary permits for exploration on all our projects.

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

GRAPHITE CORP.

Dated:  November 5, 2013

/s/ Brian Goss

By: Brian Goss

Its: President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (principal executive officer, principal financial office and principal accounting officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 5, 2013

/s/ Brian Goss

Brian Goss

Its:  President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (principal executive officer, principal financial office and principal accounting officer)

Dated: November 5, 2013

/s/ Jason Babcock

Jason Babcock

Its:  Director