Form 10-K/A
period 2012-12-31
GRAPHITE CORP
filed 2013-11-14
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

To date, the Company has not completed any soil sampling.

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

The following table represents the work that Graphite Corp. plans to accomplish on the property underlying the Carr Leases and Cahaba Forest Management Option Agreement in the upcoming 12-month period. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Table 1: Carr Leases and Cahaba Forest Management Operating Budget

Item	Cost
Surface Sampling Grid Survey Phase 1-1500 samples	$70,000
Assays for grid survey phase 1($45/sample)	$67,500
Surface Sampling Grid Survey Phase 2-750 samples	$35,000
Assays for grid survey phase 2($45/sample)	$33,750
Geologic mapping and surveying mines	$37,500

Geophysical EM baseline study	$25,000
Geophysical EM survey	$75,000

Drill program permitting	$15,000
Drill Mobe and De-mobe	$30,000
Drilling cost ($40/ft * 10,000 ft.)	$400,000
Project geologists'	$100,000
Warehouse/core facility	$13,500
set up warehouse, saw, tables, etc.	$15,000
core processing (2 geotechs)	$45,000
Assays of drill core (2000 samples @ $45/samp)	$90,000
sample shipping (2000 samples * $10/samp)	$20,000

Land research	$25,000
Prospecting new ground	$45,000
Land payments	$55,000

10% Contingency	$119,725

Total Budget for Clay County Project:	$1,316,975

We plan to commence the exploration program detailed above in the winter of 2013-2014.  We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work.  The Company does not have the funds to commence work.  Costs are management’s estimates and the actual project costs may exceed our estimates.  To date, we have not commenced exploration.  In order to begin work detailed above on the Carr Leases and Cahaba Forest Management Option Agreement, we will need to raise approximately $1,316,975.  Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan.  In order to commence work, we will need to secure additional financing. Currently, we have no plan or commitment which would provide us with the required capital to begin work.  The Company plans to hire third-parties to perform the work detailed above.

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

Table 2:  Sample Results

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

The following table represents the work that Graphite Corp plans to accomplish on the property underlying the Crystal Project in the upcoming 12-month period. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Table 3: Crystal Project Operating Budget

Item	Cost
Land Holding	$28,966
Planning	$19,500

Geophysical EM baseline study	$15,000
Geophysical EM survey	$35,000

Disturbance Permit Preperation and Application	$8,000
Reclamation Bond	$25,000

Dirtwork-Trench Excavation	$25,000
Dirtwork oversight and Geologic Mapping	$15,000
Geochemical Sampling-Surface	$10,000
Surface Sampling Assay Cost (300 samples * $45/sample)	$13,500

Dirtwork-Road and Pad Building	$35,000
Reverse Circulation Rig-Drill 5 holes	$65,000
Drilling Project Geologist/Supervisor	$25,000
Dirtwork-Reclamation	$30,000
Bond Refund	($25,000)

10% Contingency	$32,497

Total Budget for Crystal Project:	$357,463

We plan to commence the exploration program detailed above in the winter of 2013-2014.  We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work.  The Company does not have the funds to commence work.  Costs are management’s estimates and the actual project costs may exceed our estimates.  To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan.  In order to commence work, we will need to secure additional financing.  Currently, we have no plan or commitment which would provide us with the required capital to begin work.  The Company plans to hire third-parties to perform the work detailed above.

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

19

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

20

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

Dated:  November 11, 2013

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

Dated: November 11, 2013

/s/ Brian Goss

Brian Goss

Its:  President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (principal executive officer, principal financial office and principal accounting officer)

Dated: November 11, 2013

/s/ Jason Babcock

Jason Babcock

Its:  Director