Form 10-Q
period 2013-09-30
GRAPHITE CORP
filed 2013-11-19
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

______________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2013, there were 28,700,000 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information		4

	Item 1.	Financial Statements	4

		Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012.	4

		Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and the period from August 3, 2007 (Inception) to September 30, 2013 (unaudited).	5

		Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and the period from August 3, 2007 (Inception) through September 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

	Item 4.	Controls and Procedures.	20

Part II.	Other Information		21

	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	Mining Safety Disclosures.	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	22

Signatures			22

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

Graphite Corp.
(formerly First Resources Corp.)
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	September 30	December 31,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$520	$184,989
Prepaid expenses	2,283	5,363

Total Current Assets	2,803	190,352

TOTAL ASSETS	$2,803	$190,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$54,818	$5,924
Related party payable	14,776	14,776
Loan payable	30,000	-

Total Current Liabilities	99,594	20,700

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,700,000 issued and outstanding as of September 30, 2013 and December 31, 2012 respectively

	2,870	2,870
Additional paid-in capital	2,323,508	2,251,087
Deficit accumulated during the exploration stage	(2,423,169)	(2,084,305)

Total Stockholders' Equity (Deficit)	(96,791)	169,652

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,803	$190,352

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From
	For the	For the	For the	For the	Inception
	Three	Three	Nine	Nine	on August
	Months	Months	Months	Months	3, 2007
	Ended	Ended	Ended	Ended	Through
	September	September	September	September	September
	30, 2013	30, 2012	30, 2013	30, 2012	30, 2013
REVENUES	$-	$-	$-	$-	$-

EXPENSES

Mineral claims and exploration	18,072	31,172	125,112	32,373	251,623
Mineral claim Impairment	-	-	-	-	375,831
Professional fees	7,585	-	45,875	-	135,466
Consulting	18,000	-	27,000	-	129,125
General and administrative	34,660	112,173	140,877	195,023	1,526,456

Total Expenses	78,317	143,345	338,864	227,396	2,418,501

LOSS FROM OPERATIONS	(78,317)	(143,345)	(338,864)	(227,396)	(2,418,501)

Debt settlement	-	-	-	-	(4,668)
Income tax expense	-	-	-	-	-

NET LOSS	$(78,317)	$(143,345)	$(338,864)	$(227,396)	$(2,423,169)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	28,700,000	16,956,204	28,700,000	19,685,401

The accompanying notes are an integral part of these financial statements.

(Formerly First Resources Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From
	For the	For the	Inception
	Nine	Six	on August
	Months	Months	3, 2007
	Ended	Ended	Through
	September	September	September
	30, 2013	30, 2012	30, 2013
OPERATING ACTIVITIES
Net loss	$(338,864)	$(227,396)	$(2,423,169)
Adjustments to reconcile net loss to net cash used by operating activities:

Stock based compensation	72,421	-	1,292,992
Impairment of mining options	-	-	350,000
Imputed interest on shareholder loan	-	9,204	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	3,080	(4,725)	(2,283)
Increase (decrease) in accounts payable	48,894	7,711	54,818
Net Cash Used in
Operating Activities	(214,469)	(215,206)	(724,256)

INVESTING ACTIVITIES
Website	-	(20,000)	-
Cash paid for mining option	-	(153,500)	(150,000)
Net Cash used in
Investing Activities	-	(173,500)	(150,000)

FINANCING ACTIVITIES
Proceeds from loan	30,000	-	30,000
Proceeds from related party loans	-	3,500	69,276
Repayments on related party loans	-	(54,500)	(54,500)
Common stock issued for cash	-	750,000	830,000
Net Cash Provided by
Financing Activities	30,000	699,000	874,776

NET INCREASE (DECREASE) IN CASH	(184,469)	310,294	520
CASH AT BEGINNING OF PERIOD	184,989	70	-

CASH AT END OF PERIOD	$520	$310,364	$520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$-	$-	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(Formerly First Resources Corp.)

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at September 30, 2013, the Company had not adopted a stock option plan.  For the period ended September 30, 2013, stock option expense of $72,421 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).  For September 30, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Sept. 30, 2013	None	$ -	$ -	$ -	$ -
Dec. 31, 2012	None	$ -	$ -	$ -	$ -

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

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2013 and December 31, 2012, the Company has received cash advances from a shareholder or related party of $14,776 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

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

NOTE 6 – LOANS PAYABLE

The Company received a loan of $15,000 on June 27, 2013 that bears interest at 8% per annum and is due on June 27, 2014.  Interest expense of $309 was recorded for this loan.

The Company received a loan of $15,000 on August 22, 2013 that bears interest at 8% per annum and is due on August 22, 2014.  Interest expense of $131 was recorded for this loan.

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

The Company recorded $72,421 (2012: $Nil) in stock option compensation expense, in relation to these options, during the period ended September 30, 2013.  No stock option compensation expense was recorded in the nine months ended September 30, 2012.

NOTE 8 - INCOME TAXES

The Company has a net operating loss carried forward of $780,177 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $

Income tax recovery at statutory rate	90,590	77,315

Valuation allowance change	(90,590)	(77,315)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013 $	December 31, 2012 $

Net operating loss carried forward	265,260	174,670

Valuation allowance	(265,260)	(174,670)

Net deferred income tax asset	–	–

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

Our activities have been financed from the proceeds of share subscriptions and loans from shareholders.  From our inception to September 30, 2013, we have raised a total of $830,000 from private offerings of our common stock and received proceeds of $69,276 in related party loans, and $30,000 in a non-related party loan.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at September 30, 2013, the Company had not adopted a stock option plan.  For the period ended September 30, 2013, stock option expense of $72,421 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).  For September 30, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Sept. 30, 2013	None	$ -	$ -	$ -	$ -
Dec. 31, 2012	None	$ -	$ -	$ -	$ -

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

The Carr Leases and Cahaba Forest Management Option Agreement

The following table represents the work that Graphite Corp. plans to accomplish on the property underlying the Carr Leases and Cahaba Forest Management Option Agreement in the upcoming 12-month period. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Table 1: Carr Leases and Cahaba Forest Management Twelve Month Operating Budget.

Land title research of Carr/Cahaba Properties	20,000

Assays for grid survey phase 1($45/sample)	67,500
Geologic mapping and surveying mines	37,500

Geophysical EM baseline study	25,000
Geophysical EM survey	75,000

Drill program permitting	15,000
Drill Mobe and De-mobe	30,000
Drilling cost ($40/ft * 10,000 ft.)	400,000
Project geologists'	100,000
Warehouse/core facility	13,500
set up warehouse, saw, tables, etc.	15,000
core processing (2 geotechs)	45,000
Assays of drill core (2000 samples @ $45/samp)	90,000
sample shipping (2000 samples * $10/samp)	20,000

Land research in new areas	25,000
Prospecting new ground	45,000
Land payments	55,000

10% Contingency	119,725

Total 2013 Budget for Clay County Project:	1,198,225

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

The Crystal Project

The following table represents the work that Graphite Corp plans to accomplish on the property underlying the Crystal Project in the upcoming 12-month period. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Table 2: Crystal Project Twelve Month Operating Budget.

Land Holding	28,966
Planning	19,500

Geophysical EM baseline study	15,000
Geophysical EM survey	35,000

Disturbance Permit Preperation and Application	8,000
Reclamation Bond	25,000

Dirtwork-Trench Excavation	25,000
Dirtwork oversight and Geologic Mapping	15,000
Geochemical Sampling-Surface	10,000
Surface Sampling Assay Cost (300 samples * $45/sample)	13,500

Dirtwork-Road and Pad Building	35,000
Reverse Circulation Rig-Drill 5 holes	65,000
Drilling Project Geologist/Supervisor	25,000
Dirtwork-Reclamation	30,000
Bond Refund	(25,000)

10% Contingency	32,497

Total 2013 Budget for Crystal Project:	357,463

We plan to commence the exploration program detailed above in the spring of 2013-2014.  We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work.  The Company does not have the funds to commence work.  Costs are management’s estimates and the actual project costs may exceed our estimates.  To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan.  In order to commence work, we will need to secure additional financing.  Currently, we have no plan or commitment which would provide us with the required capital to begin work.  The Company plans to hire third-parties to perform the work detailed above.

Results of Operations

The three and nine months ended September 30, 2013 and 2012, and the period from August 3, 2007 (Inception) to September 30, 2013 (unaudited)

We recorded no revenues for the three months ended September 30, 2013 and 2012.   From the period of August 3, 2007 (inception) to September 30, 2013, we recorded no revenues.

For the three months ending September 30, 2013, total operating expenses were $78,317, of which mineral claims and exploration were $18,072, professional fees were $7,585, consulting fees were $18,000 and general and administrative expenses were $34,660.  For the three months ending September 30, 2012, total operating expenses were $143,345, which comprised of mineral claims and exploration of $31,172 and general and administrative expenses of $112,173.

For the nine months ending September 30, 2013, total operating expenses were $338,864, of which mineral claims and exploration were $125,112, professional fees were $45,875, consulting fees were $27,000 and general and administrative expenses were $140,877. For the nine months ending September 30, 2012, total operating expenses were $227,396, of which mineral claims and exploration were $32,373, and general and administrative expenses were $195,023.

From the period of August 3, 2007 (inception) to September 30, 2013, we incurred total operating expenses and a loss from operations of $2,418,501.  Our net loss at September 30, 2013, was $2,423,169.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $520.   We do not have sufficient cash on hand to commence any phase of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended September 30, 2013, the Company used $214,469 of cash for operating activities compared to the use of $215,206 of cash for operating activities during the period ended September 30, 2012. The change in net cash used in operating activities is attributed to increase in losses offset by increase in accounts payable.

Cashflow from Investing Activities

During the period ended September 30, 2013, the Company used $nil of cash for investing activities compared to $173,500 for the period ended September 30, 2012, where the Company paid $153,500 to acquire an mining option and spent $20,000 to build a website.

Cashflow from Financing Activities

During the period ended September 30, 2013, the Company received $30,000 of cash from financing activities compared to $699,000 for the period ended September 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any members who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 8, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

GRAPHITE CORP.
(Name of Registrant)

Date: November 19, 2013	By:	/s/ Brian Goss
Name: Brian Goss
Title: President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Articles of Incorporation (2)
3.2.1	Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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