Form 10-K/A
period 2012-12-31
GRAPHITE CORP
filed 2014-01-22
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3

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

The lease agreement in which Stanley Smith leases the Clay County Property to Graphite Corp. outlines the property using the Huntsville Base Line and Meridian, as:

The Cahaba Forest Management Lands owned by John Hancock Properties:

(Clay County Official Record located within R192, Pages 25-120 – Total 2967.9 Acres)

•

245.9 acres in Township 21 S, Range 7 E, Section 19

•

160 acres in Township 21 S, Range 7 E, Section 19

•

640 acres in Township 21 S, Range 7 E, Section 30

•

439 acres in Township 21 S, Range 7 E, Section 20

•

190 acres in Township 21 S, Range 7 E, Section 21

•

316 acres in Township 21 S, Range 7 E, Section 29

•

435 acres in Township 21 S, Range 7 E, Section 33

•

401 acres in Township 21 S, Range 7 E, Section 32

•

141 acres in Township 21 S, Range 7 E, Section 31

The Carr Properties and subsequent mineral lease:

(Clay County Official Record located within R209 Pages 297-304 – Total Acres 791.7)

•

40 acres in Township 20 S, Range 7 E, Section 27

•

26 acres in Township 20 S, Range 7 E, Section 28

•

13 acres in Township 20 S, Range 7 E, Section 28

•

59 acres in Township 20 S, Range 7 E, Section 28

•

79 acres in Township 20 S, Range 7 E, Section 31

•

59.5 acres in Township 21 S, Range 7 E, Section 21

•

13.9 acres in Township 21 S, Range 7 E, Section 28

•

59 acres in Township 20 S, Range 7 E, Section 33

•

110 acres in Township 20 S, Range 7 E, Section 34

•

2 acres in Township 20 S, Range 6 E, Section 35

•

101 acres in Township 21 S, Range 6 E, Section 11

•

35 acres in Township 21 S, Range 7 E, Section 22

•

164 acres in Township 21 S, Range 7 E, Section 21

•

19.5 acres in Township 21 S, Range 7 E, Section 21

•

10.8 acres in Township 21 S, Range 7 E, Section 28

The Clay County property is composed of 100% privately owned land. The mineral rights may have been severed from the surface rights and mineral and surface rights may have separate ownership. Clay County does not maintain maps of current mineral right ownership. The mineral ownership must be tracked through research of the sales deeds of the properties. The above description of the property was written by the lessors and has not yet been verified by land research undertaken by Graphite Corp.

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

Preliminary sampling on the Clay county leases determined that flake graphite is typically in the range of 2 - 3%. The type of samples collected were rock chips from the walls of abandoned open pits that were historically mined and from rock outcrop and roadcuts that displayed graphite mineralization. The samples were bagged and sent to Inspectorate in Sparks, Nevada for analysis. The type of samples taken were rock chip samples. No QA/QC procedures were put in to place by Graphite Corp. other than following the The types of rock chip samples included spot/grab samples, composite rock chip samples, and channel samples. All the samples were taken from outcropping rocks or roadcuts at surface. Inspectorate processed the samples through its sister company, ACME Labs in Vancouver, BC. The process used to assay the samples for graphitic carbon was Inspectorate code C-GP-OR and/or ACME code 2A09. The process involved preparing the sample by crushing it, heating the sample to 600 degrees C, using an HCl leach, and testing the residue for graphitic carbon by using the LECO method. ACME Lab is an ISO 17025 certified lab and its internal check assays and equipment calibration meet the ISO 17025 standards. QA/QC procedures that were performed during this sampling included “best practices” field sample collection techniques as well as those QA/QC procedures instituted internally at Inspectorate to insure accurate reporting of graphite content. There are areas of surface disturbance from historical mining operations as well as natural erosion that has caused material to be moved and re-deposited on the Carr and Cahaba Properties. The historical mining in the area did not contaminate samples taken be Graphite Corp. due to the geologists’ interpretation of the land and selection of sample locations and sampling techniques used to collect the samples.

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

Location and Access

The Crystal Project is located in Beaverhead County, Montana, in Section 31, Township 8S, Range 7W, located towards the southern end of the Ruby Range, about 10 miles east of Dillon, at an altitude of approximately 7,500 feet. The property is without known reserves and our proposed program for exploration of the property is exploratory in nature.  The main source of water is ground water and the main source of power is ten miles away in Dillon, Montana. The leased portion of the Crystal property consists of approximately 100 acres total; it includes approximately 40 acres in Township 8S, Range, 7W, Section 29 Principal Meridian, and approximately 60 acres in Section 30 Township 8S, Range 7W Principal Meridian and Base Line. During September of 2012, 83 unpatented lode claims were staked and filed in the area around the leased portion of the Crystal Project that is administered by the US Bureau of Land Management (BLM). The process of staking and filing the claims gives Graphite Corp. 100% of the mineral rights on the land that was staked. Graphite Corp intends to maintain the mineral rights by filing the annual maintenance fees of approximately $140 per claim per year prior to September 1st every year with the BLM. The claims are named CM-1 through CM-47 and CM 48 through CM 83 and added approximately 1600 acres of mineral rights to the project. Claims CM-1 through CM-47 are immediately adjacent to the leased portions of the Crystal Property in Township 8S Range 7W Sections 29 through 32 and claims CM 48 through CM 83 are in Township 8S, Range 8W, Sections 23-26, 35, and 36. For an unknown reason the BLM lists claims CM-11 through CM 83 as C-11 through C-83 when searching for the claims on the BLM’s LR2000 website but the claims have all been filed with the prefix “CM”.

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

The Crystal Property has multiple adits that were excavated during historical mining activities. Exploration on the property was active as early as 1899 and mining began in approximately 1903 but the mine has been inactive since 1944. No mining equipment or infrastructure remains on the property other than a dirt road/trail that is not maintained. The adits lead to what is reported by the USGS as approximately 3500 feet of underground workings. Exploration information from the period of mining activity is not available. The mine records are not available either but the following figures are believed to be correct: according to the 1960 USGS report “Strategic Graphite A Survey” by Cameron and Weis the Birds Nest mine reportedly initially shipped 50 tons of graphite ore and up until 1940 the total production was 2150 tons, all further production came from the Groundhog claim. From 1929 to 1940 the mine was intermittently worked and produced about 50 tons of graphite ore. In 1941 a small flotation mill was built and until 1944 it shipped approximately 150 tons of graphite concentrates from the mine ore and old dumps. Operations ceased in 1945 and although graphite was produced until 1948 none was sold. Graphite concentrates still remain on the property in small dumps but the amount and grade has not been calculated to date.

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

Initial sampling limited to the old mine workings previously returned values ranging from a low of 2.2% up to 6.01% graphitic carbon in unconsolidated or semi-consolidated schist. The average of these samples was 3.54% graphitic carbon. Subsequent samples taken from several localities throughout the property offered uniform grades of over 2% crystalline flake graphite throughout. The samples were taken from ground that was presented by the lessors as being included in the property package outlined in the Option Agreement. These findings are consistent with prior observations including historic reports from the U.S. Bureau of Mines. The majority of samples have mainly presented in very soft, strongly weathered rocks comprised of moderate to large (+50mesh) flakes.

Low-level geologic mapping and logging of rock types at each sample site is contributing to a geologic and geochemical data set aimed at delineating drill targets as part of plans for the commencement of a proposed drill program in order to confirm and provide a regulatory compliant evaluation of the underlying asset prior to commercial production.

The following table (Table 1) represents the work and the associated costs that Graphite Corp. plans to accomplish on the property underlying the Carr Leases and Cahaba Forest Management Option Agreement in the upcoming 12-month period. Initially the work will entail a surface grid sampling program, geologic mapping, additional geochemical sampling by the mapping geologist, and a geophysical physical survey. The data generated by the mapping, sampling, and geophysics will be used to plan drill targets. Once the drill program planning is finalized Graphite Corp. will apply for a permit with the proper state and local agencies for the construction of the drill pads and roads and the drill program will commence. Once drilling is completed and assays are reported, Graphite Corp. will compile the results and assess the property for further exploration or mining potential, if any. The final step in this exploration plan is to re-claim the surface disturbance of the drill pads, roads, and trenches that will no longer be needed. We have not budgeted or planned any reclamation of disturbance that is due to historical activities, mining or otherwise. The past surface disturbance will not require reclamation and there is no known environmental concern due to the past mining activities on surface or in ground water. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

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

The geological work was directed by our President, Brian Goss, and Director, Jason Babcock. The assay work was conducted by INSPECTORATE (A Bureau Veritas Group Company) of Sparks, Nevada. The samples were taken using industry standard geologists’ best practices for rock chip sampling. The types of rock chip samples included spot/grab samples, composite rock chip samples, and channel samples. All the samples were taken from outcropping rocks or roadcuts at surface. Inspectorate processed the samples through its sister company, ACME Labs in Vancouver, BC. The process used to assay the samples for graphitic carbon was Inspectorate code C-GP-OR and/or ACME code 2A09. The process involved preparing the sample by crushing it, heating the sample to 600 degrees C, using an HCl leach, and testing the residue for graphitic carbon by using the LECO method. ACME Lab is an ISO 17025 certified lab and it’s internal check assays and equipment calibration meet the ISO 17025 standards. The field study also included a physical review of the mineral lease areas to include specific details and features of interest.

The following table (Table 3) represents the work that Graphite Corp plans and the associated costs to accomplish the first phase of graphite exploration on the property underlying the Crystal Project in the upcoming 12-month period. Initially the work will entail geologic mapping and additional geochemical sampling and a geophysical physical survey. The data generated by the mapping, sampling, and geophysics will be used to plan trenching and drill targets. Once the trenching and drilling program planning is finalized Graphite Corp. will apply for a permit with the BLM for the construction of the drill pads and roads and the digging of the trenches. The trenches will provide additional exposure to conduct geologic mapping and geochemical sampling and assist in further refining the drill program. Once drilling is completed and assays are reported, Graphite Corp. will compile the results and assess the property for further exploration or mining potential, if any. The final step in this exploration plan is to re-claim the surface disturbance of the drill pads, roads, and trenches that will no longer be needed and either recover all or some of the bond with the BLM or put the bond money towards additional disturbance on the property. We have not budgeted or planned any reclamation of disturbance that is due to historical activities, mining or otherwise. The past surface disturbance will not require reclamation and there is no known environmental concern due to the past mining activities on surface or in ground water. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

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

19

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

21

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

Dated:  January 22, 2014

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

Dated: January 22, 2014

/s/ Brian Goss

Brian Goss

Its:  President and Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (principal executive officer, principal financial office and principal accounting officer)

Dated: January 22, 2014

/s/ Jason Babcock

Jason Babcock

Its:  Director