Form 10-K
period 2013-12-31
GRAPHITE CORP
filed 2014-04-04
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 000-54336

GRAPHITE CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-0641585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Railroad Street, Suite 102A
Elko, Nevada 89801
(Address of principal executive offices, zip code)

(775) 753-6605
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,592,000. At March 28, 2014, there were 27,700,000 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding. At December 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 28,700,000 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

GRAPHITE CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Graphite Corp., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Graphite”, “we”, “us,” or “our” are to Graphite Corp.

PART I

ITEM 1.	BUSINESS

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

To date, we have not earned any revenues and have incurred a net loss of $369,650, in the year ended December 31, 2013 and a net loss of $2,453,955 since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

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

Discontinuation of Project in Alabama

On March 28, 2014, the Company decided not to continue with its plan of operation as it related to solely the Carr Leases and Cahaba Forest management Leases Option, and will not pursue and exploration in connection with the Carr Leases and Cahaba Forest management Leases Option. In connection therewith, on March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company. Mr. Smith was a party to the Carr Leases and Cahaba Forest management Leases Option with the Company. The previous Carr Cahaba Property of the Company is situated in Clay County, Alabama, near the towns of Ashland and Lineville. The property was without known reserves and our proposed program for exploration of the property was exploratory in nature.

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

Samples taken from the Crystal Project were consistent with prior observations. The rock type the samples were taken in were a pegmatite and the metamorphic rocks adjacent to the pegmatite. The samples were taken from the historically mined localities throughout the Crystal Project and the grades were all over 10% graphite and multiple samples contained >20%, exceeding the 20% limitation of the assay method. The sample results from the Crystal Project are as follows:

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

The following table represents the work that Graphite Corp plans and the associated costs to accomplish the first phase of graphite exploration on the property underlying the Crystal Project in the upcoming 12-month period. Initially the work will entail geologic mapping and additional geochemical sampling and a geophysical physical survey. The data generated by the mapping, sampling, and geophysics will be used to plan trenching and drill targets. Once the trenching and drilling program planning is finalized Graphite Corp. will apply for a permit with the BLM for the construction of the drill pads and roads and the digging of the trenches. The trenches will provide additional exposure to conduct geologic mapping and geochemical sampling and assist in further refining the drill program. Once drilling is completed and assays are reported, Graphite Corp. will compile the results and assess the property for further exploration or mining potential, if any. The final step in this exploration plan is to re-claim the surface disturbance of the drill pads, roads, and trenches that will no longer be needed and either recover all or some of the bond with the BLM or put the bond money towards additional disturbance on the property. We have not budgeted or planned any reclamation of disturbance that is due to historical activities, mining or otherwise. The past surface disturbance will not require reclamation and there is no known environmental concern due to the past mining activities on surface or in ground water. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Item	Cost

Land Holding	$28,966
Planning	$19,500
Geophysical EM baseline study	$15,000
Geophysical EM survey	$35,000
Disturbance Permit Preperation and Application	$8,000
Reclamation Bond	$25,000
Dirtwork-Trench Excavation	$25,000
Dirtwork oversight and Geologic Mapping	$15,000
Geochemical Sampling-Surface	$10,000
Surface Sampling Assay Cost (300 samples * $45/sample)	$13,500
Dirtwork-Road and Pad Building	$35,000
Reverse Circulation Rig-Drill 5 holes	$65,000
Drilling Project Geologist/Supervisor	$25,000
Dirtwork-Reclamation	$30,000
Bond Refund	$(25,000)

10% Contingency	$32,497

Total Budget for Crystal Project:	$357,463

Crystal Project Operating Budget

We plan to commence the exploration program detailed above in the spring of 2014. We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work. The Company does not have the funds to commence work. Costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan. In order to commence work, we will need to secure additional financing. Currently, we have no plan or commitment which would provide us with the required capital to begin work. The Company plans to hire third-parties to perform the work detailed above.

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

Government Regulation

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

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 1031 Railroad Street, Suite 102A, Elko, Nevada 89801. Our telephone number is (775) 753-6605.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock are quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets Group, Inc., and our ticker symbol is “GRPH.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2013	$0.10	$0.02
Three Months Ended September 30, 2013	$0.17	$0.07
Three Months Ended June 30, 2013	$0.28	$0.35
Three Months Ended March 31, 2013	$0.77	$0.23
Three Months Ended December 31, 2012	$1.01	$0.55
Three Months Ended September 30, 2012	$0.35	$0.35
Three Months Ended June 30, 2012	$0.80	$0.0001
Three Months Ended March 31, 2012	$1.05	$0.75

HOLDERS

As of December 31, 2013, the Company had 28,700,000 shares of common stock issued and outstanding held by approximately 7 shareholders of record. 21,100,000 of such shares were held of record by CEDE & Co.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

TRANSFER AGENT

Our transfer agent is Securities Transfer Corp., whose address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, and whose telephone number is (469) 633-0101.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013. However, as reported on a Current Report on Form 8-K on March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception.

For the year ended December 31, 2013, we incurred total expenses of $369,650, comprised of $115,112 in mineral claims and exploration, $46,205 in professional fees, $36,000 in consulting fees, and $172,333 in general and administrative expenses. By comparison for the year ended December 31, 2012, we incurred total expenses of $713, 869, comprised of $99,682 in mineral claims and exploration, $375,831 in mineral claim impairment, $77,591 in professional fees, $102,125 in consulting fees, and $58,640 in general and administrative expenses. Additionally, in 2012, we had a debt settlement of $4,668.

At December 31, 2013 and 2012, we incurred net losses of $369,650 and $718,537 respectively, and our net loss since inception on August 3, 2007 through December 31, 2013 is $2,453,955.

GOING CONCERN

Graphite Corp. is an exploration stage company and currently has minimal operations. Our independent auditor has issued an audit opinion for Graphite Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2013 was $253 with $103,424 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $230,508. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

Working Capital
	December 31, 2013 $	December 31, 2012 $
Current Assets	253	190,352
Current Liabilities	103,424	20,700
Working Capital (Deficit)	(103,171)	169,652

Cash Flows
	Year ended December 31, 2013 $	Year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(214,736)	(373,285)
Cash Flows from (used in) Financing Activities	30,000	708,204
Cash Flows from (used in) Investing Activities	-	(150,000)
Net Increase (decrease) in Cash During Period	(184,736)	184,919

Operating Revenues

Operating revenues for the period ended December 31, 2013 was $Nil.

Operating revenues for the period ended December 31, 2012 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the years ended December 31, 2013 and 2012 was $369,650 and $713,869 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the years ended December 31, 2013 and 2012 was $369,650 and $718,537 is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s cash and total asset balance was $253 compared to $190,302 as at December 31, 2012. The decrease in total assets is attributed cash expendetures.

CRITICAL ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at December 31, 2013, the Company had not adopted a stock option plan. For the period ended December 31, 2013, stock option expense of $72,421 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

·              Level 1. Observable inputs such as quoted prices in active markets;
·              Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
·              Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Dec. 31, 2013	None	$-	$-	$-	$-
Dec. 31, 2012	None	$-	$-	$-	$-

Recently issued accounting pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this Form 10-K is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $357,463 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $50,000 on general and administration expenses including fees payable in connection with complying with our reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $407,463. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

The following table represents the work that Graphite Corp plans and the associated costs to accomplish the first phase of graphite exploration on the property underlying the Crystal Project in the upcoming 12-month period. Initially the work will entail geologic mapping and additional geochemical sampling and a geophysical physical survey. The data generated by the mapping, sampling, and geophysics will be used to plan trenching and drill targets. Once the trenching and drilling program planning is finalized Graphite Corp. will apply for a permit with the BLM for the construction of the drill pads and roads and the digging of the trenches. The trenches will provide additional exposure to conduct geologic mapping and geochemical sampling and assist in further refining the drill program. Once drilling is completed and assays are reported, Graphite Corp. will compile the results and assess the property for further exploration or mining potential, if any. The final step in this exploration plan is to re-claim the surface disturbance of the drill pads, roads, and trenches that will no longer be needed and either recover all or some of the bond with the BLM or put the bond money towards additional disturbance on the property. We have not budgeted or planned any reclamation of disturbance that is due to historical activities, mining or otherwise. The past surface disturbance will not require reclamation and there is no known environmental concern due to the past mining activities on surface or in ground water. We will need to secure additional funding to accomplish all the work in the plan and the amount of work may be cut or re-prioritized based on available funding.

Item	Cost

Land Holding	$28,966
Planning	$19,500
Geophysical EM baseline study	$15,000
Geophysical EM survey	$35,000
Disturbance Permit Preperation and Application	$8,000
Reclamation Bond	$25,000
Dirtwork-Trench Excavation	$25,000
Dirtwork oversight and Geologic Mapping	$15,000
Geochemical Sampling-Surface	$10,000
Surface Sampling Assay Cost (300 samples * $45/sample)	$13,500
Dirtwork-Road and Pad Building	$35,000
Reverse Circulation Rig-Drill 5 holes	$65,000
Drilling Project Geologist/Supervisor	$25,000
Dirtwork-Reclamation	$30,000
Bond Refund	$(25,000)

10% Contingency	$32,497

Total Budget for Crystal Project:	$357,463

Crystal Project Operating Budget

We plan to commence the exploration program detailed above in the spring of 2014. We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work. The Company does not have the funds to commence work. Costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan. In order to commence work, we will need to secure additional financing. Currently, we have no plan or commitment which would provide us with the required capital to begin work. The Company plans to hire third-parties to perform the work detailed above. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work in the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Graphite Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Graphite Corp. (An Exploration Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from August 3, 2007 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graphite Corp. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 4, 2014

Graphite Corp.
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$253	$184,989
Prepaid expenses	-	5,363

Total Current Assets	253	190,352

TOTAL ASSETS	$253	$190,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$13,657	$4,941
Accounts payable - related party	44,991	983
Related party payable	14,776	14,776
Loan payable	30,000	-

Total Current Liabilities	103,424	20,700

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding
as of December 31, 2013 and December 31, 2012
Common stock: $0.0001 par value, 300,000,000 shares
authorized, 28,700,000 issued and outstanding
as of December 31, 2013 and December 31, 2012	2,870	2,870
Addiitional paid-in capital	2,347,914	2,251,087
Deficit accumulated during the exploration stage	(2,453,955)	(2,084,305)

Total Stockholders' Equity (Deficit)	(103,171)	169,652

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$253	$190,352

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Operations

	For the	For the	From Inception
	Year	Year	on August 3,
	Ended	Ended	2007 Through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

EXPENSES

Mineral claims and exploration	115,112	99,682	241,623
Mineral claim Impairment	-	375,831	375,831
Professional fees	46,205	77,591	135,796
Consulting	36,000	102,125	138,125
General and administrative	172,333	58,640	1,557,912

Total Expenses	369,650	713,869	2,449,287

LOSS FROM OPERATIONS	(369,650)	(713,869)	(2,449,287)

Debt settlement	-	(4,668)	(4,668)
Income tax expense	-	-	-

NET LOSS	$(369,650)	$(718,537)	$(2,453,955)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	28,700,000	21,951,366

The accompanying notes are an integral part of these financial statements

Graphite Corp.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest			576		576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended
December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended
December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900		200,000
Stock based compensation			5,571		5,571
Net loss for the year ended
December 31, 2012	-	-	-	(718,537)	(718,537)

Balance, December 31, 2012	28,700,000	2,870	2,251,087	(2,084,305)	169,652

Stock based compensation			96,827		96,827
Net loss for the year ended
December 31, 2013	-	-	-	(369,650)	(369,650)

Balance, December 31, 2013	28,700,000	$2,870	$2,347,914	$(2,453,955)	$(103,171)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	For the	For the	From Inception
	Year ended	Year ended	on August 3,
	Ended	Ended	2007 Through
	December 31,	December 31,	December 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net loss	$(369,650)	$(718,537)	$(2,453,955)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	96,827	5,571	1,317,398
Impairment of mining options	-	350,000	350,000
Imputed interest on shareholder loan	-	-	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	5,363	(5,363)	-
Increase (decrease) in accounts payable	8,716	(5,939)	13,657
Increase (decrease) in accounts payable - related party	44,008	983	44,991

Net Cash Used in Operating Activities	(214,736)	(373,285)	(724,523)

INVESTING ACTIVITIES
Cash paid for mining option	-	(150,000)	(150,000)

Net Cash used in Investing Activities	-	(150,000)	(150,000)

FINANCING ACTIVITIES
Proceeds from related party loans	-	12,704	69,276
Proceeds from loan	30,000	-	30,000
Repayments on related party loans	-	(54,500)	(54,500)
Common stock issued for cash	-	750,000	830,000

Net Cash Provided by Financing Activities	30,000	708,204	874,776

NET INCREASE (DECREASE) IN CASH	(184,736)	184,919	253
CASH AT BEGINNING OF PERIOD	184,989	70	-

CASH AT END OF PERIOD	$253	$184,989	$253

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$-	$200,000	$200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2013

NOTE 1 – NATURE OF OPERATIONS

Graphite Corp. (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. Upon formation, our name was “Medzed, Inc.”, and we were originally established for the purpose of becoming a third party reseller of medical office business solutions. The Company presently intends to engage in the exploration of certain mineral interests in the states of Alabama and Montana. The Company is in the exploration stage.

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

NOTE 2 – GOING CONCERN

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

As at December 31, 2013, the Company had not adopted a stock option plan. For the period ended December 31, 2013, stock option expense of $72,421 was recorded for the 250,000 options granted on December 10, 2012 (see note 6).

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Dec. 31, 2013	None	$-	$-	$-	$-
Dec. 31, 2012	None	$-	$-	$-	$-

Recently issued accounting pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 4 – RELATED PARTY PAYABLES

As of December 31, 2013 and December 31, 2012, the Company has received cash advances from a shareholder or related party of $14,776 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

As of December 31, 2013 and December 31, 2012, the Company has a payable balance owing of $44,991 and $983, respectively, to a company affiliated with an officer of the Company.

NOTE 5 – MINERAL PROPERTIES

On June 1, 2012, the Company entered into that certain Property Option Agreement whereby the the Company shall be granted the right and option (the “Option”) to acquire one hundred percent (100%) of the mining interests in that certain Property known as the Carr Leases and the Cahaba Forest Management Leases (the “Carr Cahaba Property”) which is comprised of a total of 3,759.6 acres (Cahaba 2967.9 acres and Carr 791.7 acres) and is located in Clay County, Alabama. In order to exercise the Option, the Company shall be required to: (i) pay an initial cash payment of one hundred fifty thousand dollars ($150,000) to Mr. Smith; (ii) issue an aggregate of three million (3,000,000) shares of the Company’s common stock to Mr. Smith; (iii) pay an additional aggregate payment of one hundred fifty thousand dollars ($150,000) over a three (3) year period; and (iv) pay a production royalty (the “Royalty”) equal to two percent (2%) of the net smelter returns, per the terms and conditions of the Option Agreement. The Option Agreement also provides that the Company shall have a one-time right to purchase fifty percent (50%) of the Royalty in the Carr Cahaba Property for five hundred thousand dollars ($500,000).

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

The Company has not met it’s obligation for June 1, 2013 due to a dispute with respect to the underlying title of the mineral interest. As such, the option is currently being examined further. The Company has not accrued the June 1, 2013 payment as there is significant doubt as to whether this payment will be made. On March 28, 2014, the Company decided not to continue with its plan of operation as it related to solely the Carr Leases and Cahaba Forest management Leases Option, and will not pursue and exploration in connection with the Carr Leases and Cahaba Forest management Leases Option.

On July 11, 2012, the Company entered into that certain Minerals Lease Agreement giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the “Crystal Project” situated in Beaverhead County, Montana, for a term of twenty five (25) years (the “Term”) with the right to renew. As consideration, the Company shall pay Lessors: (i) an annual payment of three thousand five hundred dollars ($3,500) over the Term of the Agreement; and (ii) a production royalty (the “Royalty”) equal to three percent (3%) of the net smelter returns on the 1st of each month, per the terms and conditions of the Agreement. The Agreement also provides that the Company shall have a one-time right to purchase one and one half percent (1.5%) of the Royalty in the Crystal Project for one million five hundred thousand dollars ($1,500,000). Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Crystal Project subject to the terms and conditions of the Agreement.

NOTE 6 – LOANS PAYABLE

The Company received a loan of $15,000 on June 27, 2013 that bears interest at 8% per annum and is due on June 27, 2014. Interest expense of $615 was recorded for this loan.

The Company received a loan of $15,000 on August 22, 2013 that bears interest at 8% per annum and is due on August 22, 2014. Interest expense of $430 was recorded for this loan.

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

The Company recorded $96,827 (2012: $5,571) in stock option compensation expense, in relation to these options, during the year ended December 31, 2013.

NOTE 8 – INCOME TAXES

The Company has a net operating loss carried forward of $786,557 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	$	$
Income tax recovery at statutory rate	92,760	123,408

Valuation allowance change	(92,760)	(123,408)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
	$	$
Net operating loss carried forward	267,430	174,670

Valuation allowance	(267,430)	(174,670)

Net deferred income tax asset	–	–

NOTE 9 – SUBSEQUENT EVENT

On March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer, and Chief Financial Officer, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Brian Goss, our President, who also serves as our Chief Financial Officer and is our principal accounting officer and principal financial officer, Mr. Goss concluded that, as of December 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, who also serves as our principal accounting officer and principal financial officer, in connection with the review of our financial statements as of December 31, 2013.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Discontinuation of Project in Alabama

On March 28, 2014, the Company decided not to continue with its plan of operation as it related to solely the Carr Leases and Cahaba Forest management Leases Option, and will not pursue and exploration in connection with the Carr Leases and Cahaba Forest management Leases Option. In connection therewith, on March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company. Mr. Smith was a party to the Carr Leases and Cahaba Forest management Leases Option with the Company. The previous Carr Cahaba Property of the Company is situated in Clay County, Alabama, near the towns of Ashland and Lineville. The property was without known reserves and our proposed program for exploration of the property was exploratory in nature.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age’s as of December 31, 2013 are as follows:

Name	Age	Positions and Offices
Brian Goss	35	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Jeanne Goss	35	Secretary
Jason Babcock	40	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Brian Goss
President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director

Mr. Goss has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a Director since July 9, 2012. Mr. Goss graduated from Wayne State University with a Bachelor of Science Degree in Geology in 2003. Mr. Goss worked the 2002-2003 field seasons for Kennecott Exploration during the early exploration stages of the Eagle Project, a Duluth Type high grade nickel and copper deposit in Michigan’s Upper Peninsula. At the end of 2003, he moved to Northeast Nevada to explore for Carlin Type gold deposits. From 2004-2007, he worked as a staff geologist for Cameco Corporation, and subsequently in its spin out company, Centerra Gold Inc., on the REN deposit where the exploration team drilled deep exploration holes using pre-collars with core tails to contribute to the expansion of the +1 million ounce gold deposit that was subsequently taken over by Barrick Gold. Mr. Goss also held several other project geologist positions before founding Rangefront Consulting, LLC in early 2008. Mr. Goss has built Rangefront into a premier geological services company that caters to a large spectrum of clients in the mining and minerals exploration industries. Mr. Goss’s background in the mining industry led to our conclusion that he should be serving as a member of our Board of Directors in light of our business and structure.

Jeanne Goss
Secretary

Ms. Goss has serves as our Secretary since September 21, 2012. Ms. Goss graduated from the University of Utah in 2004 with a Bachelor of Science degree in Geology. While obtaining her degree, Ms. Goss assisted in the study and preparation of oil and gas maps, reports, and GIS data compilation on various projects in the Western U.S., Mexico, and Africa. Ms. Goss also worked as an engineering technician conducting laboratory and field testing of soils, asphalt and concrete as well as researching and generating Geotechnical and Phase-I Environmental reports. In 2004, Ms. Goss was hired by Placer Dome as a Project Geologist at Cortez Gold Mines; she subsequently held a staff position at Cortez with Barrick Gold after Barrick’s acquisition of Placer Dome. Ms. Goss managed exploration projects in the Cortez area and was part of the exploration team that discovered and began delineating the Cortez Hills and Goldrush Projects. In early 2008, Ms. Goss was involved with the founding of Rangefront Geological, a premier exploration services company based in Elko, Nevada. Currently, Ms. Goss is the Chief Geologic Modeler at Rangefront and oversees the production of geologic models to be used for exploration and resource modeling for clients on several world renowned projects; Ms. Goss also enjoys teaching the skills needed to build geologic models using Vulcan and GOCAD software. Ms. Goss is currently Vice President and Treasurer of Geopinion, Inc. and Managing Member and Registered Agent of Geopinion, LLC. Ms. Goss’s background in the mining industry led to our conclusion that she should be serving as a member of our Board of Directors in light of our business and structure.

Jason Babcock
Director

Mr. Babcock has served as a director since October 31, 2012. Mr. Babcock brings over 15 years of direct experience as a professional exploration geologist with particular expertise in Project Management and GIS-based field geological mapping. From 2003 to 2008, Mr. Babcock was Principle Field Geologist and Project Manager for Gateway Gold Corporation, where he was responsible for overseeing Nevada field efforts and data collection for a significant drilling operation. From 2009 to 2011, Mr. Babcock worked for Fronteer Gold in Nevada and participated in their Long Canyon and Northumberland Projects including various endeavors on related Carlin Trend efforts. Since 2011, Mr. Babcock has served in the capacity of Senior Geologist and Project Manager for Navaho Gold on seven Nevada-based joint venture gold exploration projects. During this period, he aided in generating a number of new exploration projects as well as managing extensive drilling operations including deep diamond drill programs. Mr. Babcock was appointed as a Director of the Company on account of his broad experiences, which have fostered an in-depth understanding and expertise in the exploration for and delineation of mineral, base metal, and precious metal deposits. He offers a proven technical background alongside excellent problem-solving capabilities and is an active member of the Society of Economic Geologists, Northwest Mining Association and the Geological Society of Nevada. Mr. Babcock’s background in the mining industry led to our conclusion that she should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, one of whom, Jason Babcock, qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the years ended December 31, for the fiscal years ended as indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)

Brian Goss (1)	2013	0	0	0	0	0	0	0	0
	2012	9,000	0	0	0	0	0	0	9,000

Jeanne Goss (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 9, 2012.

(2)	Appointed Secretary on September 21, 2012.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, Brian Goss.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2013:

Name	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Brain Goss (1)	0	0	0	0	0	0	0

Jason Babcock (2)	0	0	0	0	0	0	0

(1)	Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director, on July 9, 2012.
(2)	Appointed Director on October 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,160,000 shares of our common stock issued and outstanding as of December 31, 2013. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Brian Goss (2)	-0-	*
Common Stock	Jeanne Goss (3)	-0-	*
Common Stock	Jason Babcock (4)	-0-	*
All directors and executive officers as a group (6 persons)		-0-	0.0%

*	less than 1%
(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Graphite Corp., 1031 Railroad Street, Suite 102A, Elko, Nevada 89801.
(2)	Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 9, 2012.
(3)	Appointed Secretary on September 21, 2012.
(4)	Appointed Director on October 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $13,000 and $9,000 for audit-related services were $0.00 and $0.00 and for tax services and other services were $0.00 and $0.00, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHITE CORP.
(Name of Registrant)

Date: April 4, 2014	By:	/s/ Brian Goss
	Name:	Brian Goss
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.