Form 10-Q
period 2014-03-31
GRAPHITE CORP
filed 2014-05-15
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2014, there were 27,700,000 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Graphite Corp.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS

Cash	$4,639	$253

Total Current Assets	4,639	253

TOTAL ASSETS	$4,639	$253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$13,693	$13,657
Accounts payable - related party	53,482	44,991
Related party payable	14,776	14,776
Loan payable	45,000	30,000

Total Current Liabilities	126,951	103,424

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding
as of March 31, 2014 and December 31, 2013 respectively
Common stock: $0.0001 par value, 300,000,000 shares authorized,
27,700,000 issued and outstanding as of March 31, 2014 and
28,700,000 issued and outstanding as of December 31, 2013 respectively	2,770	2,870
Additional paid-in capital	2,371,889	2,347,914
Deficit accumulated during the exploration stage	(2,496,971)	(2,453,955)

Total Stockholders' Equity (Deficit)	(122,312)	(103,171)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,639	$253

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31,	March 31,	March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

EXPENSES

Mineral claims and exploration	1,043	71,394	242,666
Mineral claim Impairment	-	-	375,831
Professional fees	6,750	23,615	142,546
Consulting	15,000	9,000	153,125
General and administrative	27,223	58,976	1,585,135

Total Expenses	50,016	162,985	2,499,303

LOSS FROM OPERATIONS	(50,016)	(162,985)	(2,499,303)

Debt settlement	7,000	-	2,332
Income tax expense	-	-	-

NET LOSS	$(43,016)	$(162,985)	$(2,496,971)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	28,555,556	28,700,000

The accompanying notes are an integral part of these financial statements

Graphite Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3,
2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended
December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended
December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the year ended
December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended
December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900		200,000
Stock based compensation	-	-	5,571	-	5,571
Net loss for the year ended
December 31, 2012	-	-	-	(718,537)	(718,537)

Balance, December 31, 2012	28,700,000	2,870	2,251,087	(2,084,305)	169,652

Stock based compensation	-	-	96,827	-	96,827
Net loss for the year ended
December 31, 2013	-	-	-	(369,650)	(369,650)

Balance, December 31, 2013	28,700,000	2,870	2,347,914	(2,453,955)	(103,171)

Cancelled shares	(1,000,000)	(100)	100	-	-
Stock based compensation	-	-	23,875	-	23,875
Net loss for the period ended
March 31, 2014	-	-	-	(43,016)	(43,016)

Balance, March 31, 2014	27,700,000	$2,770	$2,371,889	$(2,496,971)	$(122,312)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the	For the	From Inception
	Three Months	Three Months	on August 3,
	Ended	Ended	2007 Through
	March 31,	March 31,	March 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	$(43,016)	$(162,985)	$(2,496,971)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	23,875	23,875	1,341,273
Impairment of mining options	-	-	350,000
Imputed interest on shareholder loan	-	-	3,386
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	36	(7,819)	13,693
Increase (decrease) in accounts payable - related party	8,491	21,444	53,482
Net Cash Used in
Operating Activities	(10,614)	(125,485)	(735,137)

INVESTING ACTIVITIES
Cash paid for mining option	-	-	(150,000)
Net Cash used in
Investing Activities	-	-	(150,000)

FINANCING ACTIVITIES
Proceeds from related party loans	-	-	69,276
Repayments on related party loans	-	-	(54,500)
Proceeds from loans	15,000	-	45,000
Common stock issued for cash	-	-	830,000
Net Cash Provided by
Financing Activities	15,000	-	889,776

NET INCREASE (DECREASE) IN CASH	4,386	(125,485)	4,639
CASH AT BEGINNING OF PERIOD	253	184,989	-

CASH AT END OF PERIOD	$4,639	$59,504	$4,639

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NONCASH FINANCING ACTIVITIES
Stock issued for mineral option	$-	$-	$200,000
Cancellation of shares	$100	$-	$100

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2014
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

As at March 31, 2014, the Company had not adopted a stock option plan. For the period ended March 31, 2014, stock option expense of $23,875 (2013: $23,875) was recorded.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2014	None	$-	$-	$-	$-
Dec. 31, 2013	None	$-	$-	$-	$-

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

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2014 and December 31, 2013, the Company has received cash advances from a shareholder or related party of $0 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

As of March 31, 2014 and December 31, 2013, the Company has a payable balance owing of $53,482 and $44,991, respectively, to a company affiliated with an officer of the Company.

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

The Company has not met it’s obligation for June 1, 2013 due to a dispute with respect to the underlying title of the mineral interest. As such, the option is currently being examined further. The Company has not accrued the June 1, 2013 payment as there is significant doubt as to whether this payment will be made. As a result of the dispute, 1,000,000 shares were returned to the Company and cancelled.

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

The Company received a loan of $5,000 on January 16, 2014 that bears interest at 8% per annum and is due on January 16, 2015.

The Company received a loan of $10,000 on March 12, 2014 that bears interest at 8% per annum and is due on March 12, 2016.

Interest expense of $533 was recorded during the three months ended March 31, 2014 related to the above loans, totaling $45,000 as of March 31, 2014.

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

During the period ended March 31, 2014, 1,000,000 shares were returned to the Company and cancelled.

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

Risk free interest rate	0.24%
Expected dividend yield	0%
Expected stock price volatility	491%
Expected life of options	2 years

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable

$0.70	250,000	2..44	$0.70	-

The Company recorded $23,875 (2013: $23,875) in stock option compensation expense, in relation to these options, during the three months ended March 31, 2014.

NOTE 8 – INCOME TAXES

The Company has a net operating loss carried forward of $805,698 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $

Income tax recovery at statutory rate	6,508	47,297

Valuation allowance change	(6,508)	(47,297)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014 $	December 31, 2013 $

Net operating loss carried forward	273,938	267,430

Valuation allowance	(273,938)	(267,430)

Net deferred income tax asset	–	–

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Graphite Corp., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2013 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 4, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Graphite Corp. (the “Company”) was incorporated in the State of Nevada on August 3, 2007 and established a fiscal year end of December 31. It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 4, 2014, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

As at March 31, 2014, the Company had not adopted a stock option plan. For the period ended March 31, 2014, stock option expense of $72,421 was recorded for the 250,000 options granted on December 10, 2012 (see note 6). For September 30, 2012 there were no stock options or related expense.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2014	None	$-	$-	$-	$-
Dec. 31, 2013	None	$-	$-	$-	$-

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

Crystal Project Operating Budget

We plan to commence the exploration program detailed above in the summer of 2014. We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work. The Company does not have the funds to commence work. Costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan. In order to commence work, we will need to secure additional financing. Currently, we have no plan or commitment which would provide us with the required capital to begin work. The Company plans to hire third-parties to perform the work detailed above.

Results of Operations

The three and nine months ended March 31, 2014 and 2013, and the period from August 3, 2007 (Inception) to March 31, 2014 (unaudited)

We recorded no revenues for the three months ended March 31, 2014 and 2013. From the period of August 3, 2007 (inception) to March 31, 2014, we recorded no revenues.

For the three months ending March 31, 2014, total operating expenses were $50,016, of which mineral claims and exploration were $1,043, professional fees were $6,750, consulting fees were $15,000 and general and administrative expenses were $27,223.

For the three months ending March 31, 2013, total operating expenses were $162,985, of which mineral claims and exploration were $71,394, professional fees were $23,615, consulting fees were $9,000 and general and administrative expenses were $58,976.

From the period of August 3, 2007 (inception) to March 31, 2014, we incurred total operating expenses and a loss from operations of $2,499,303. Our net loss at March 31, 2014, was $2,496,971.

Liquidity and Capital Resources

At March 31, 2014, we had a cash balance of $4,639. We do not have sufficient cash on hand to commence any phase of our exploration program or to fund our ongoing operational expenses beyond 3 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended March 31, 2014, the Company used $10,614 of cash for operating activities compared to the use of $125,485 of cash for operating activities during the period ended March 31, 2013. The change in net cash used in operating activities is attributed to a decrease in operating activities.

Cashflow from Investing Activities

During the period ended March 31, 2014, the Company used $nil of cash for investing activities compared to $nil for the period ended March 31, 2013.

Cashflow from Financing Activities

During the period ended March 31, 2014, the Company received $15,000 of cash from financing activities compared to $nil for the period ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
_________________
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

GRAPHITE CORP.
(Name of Registrant)

Date: May 15, 2014	By:	/s/ Brian Goss
Name: Brian Goss
Title: President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.