Form 10-Q
period 2014-06-30
GRAPHITE CORP
filed 2014-08-07
CIK 1420239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-54336

GRAPHITE CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-0641585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Railroad Street, Suite 102A
Elko, Nevada 89801
(Address of principal executive offices, zip code)

(775) 753-6605
 (Registrant’s telephone number, including area code)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2014, there were 28,431,837 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013.	4

	Statements of Operations for the three and six months ended June 30, 2014 (unaudited) and 2013, and from Inception (August 3, 2007) through June 30, 2014.	5

	Statements of Cash Flows for the six months ended June 30, 2014 (unaudited) and 2013, and from Inception (August 3, 2007) through June 30, 2014.	7

	Notes to Condensed Financial Statements (Unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

Part II. Other Information

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signatures		24

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

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Graphite Corp.
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS

Cash	$263	$253

Total Current Assets	263	253

TOTAL ASSETS	$263	$253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$45,950	$13,657
Accounts payable - related party	28,600	44,991
Related party payable	14,776	14,776
Loan payable	45,000	30,000

Total Current Liabilities	134,326	103,424

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013
Common stock: $0.0001 par value, 300,000,000 shares authorized, 28,431,837 and 28,700,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively
Addiitional paid-in capital	2,454,827	2,347,914
Deficit accumulated during the exploration stage	(2,591,733)	(2,453,955)

Total Stockholders' Equity (Deficit)	(134,063)	(103,171)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$263	$253

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					From Inception
	Three Months	Three Months	Six Months	Six Months	on August 3, 2007
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Mineral claims and exploration	-	35,646	1,043	107,040	242,666
Mineral claim impairment	-	-	-	-	375,831
Professional fees	25,520	14,675	32,270	38,290	168,066
Consulting	21,000	-	36,000	9,000	174,125
General and administrative	29,600	47,241	56,823	106,217	1,614,735

TOTAL EXPENSES	76,120	97,562	126,136	260,547	2,575,423

LOSS FROM OPERATIONS	(76,120)	(97,562)	(126,136)	(260,547)	(2,575,423)

Debt settlement	(18,642)	-	(11,642)	-	(16,310)
Income tax expense	-	-	-	-	-

NET LOSS	(94,762)	(97,562)	(137,778)	(260,547)	(2,591,733)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	27,949,307	28,700,000	28,250,757	28,700,000

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit) (unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash	1,500,000	150	14,850	-	15,000

Net loss from inception on August 3, 2007 through December 31, 2007	-	-	-	(19,589)	(19,589)

Balance, December 31, 2007	1,500,000	150	14,850	(19,589)	(4,589)

Common stock issued for cash	1,000,000	100	39,900	-	40,000

Net loss for the year ended December 31, 2008	-	-	-	(34,552)	(34,552)

Balance, December 31, 2008	2,500,000	250	54,750	(54,141)	859

Imputed interest	-	-	576	-	576

Net loss for the year ended December 31, 2009	-	-	-	(19,409)	(19,409)

Balance, December 31, 2009	2,500,000	250	55,326	(73,550)	(17,974)

Shares issued to President for Cash	10,000,000	1,000	24,000	-	25,000
Stock based compensation	-	-	875,000	-	875,000
Stock issued for services	200,000	20	339,980	-	340,000
Imputed interest	-	-	1,450	-	1,450
Net loss for the years ended December 31, 2010	-	-	-	(1,246,808)	(1,246,808)

Balance, December 31, 2010	12,700,000	1,270	1,295,756	(1,320,358)	(23,332)

Imputed interest	-	-	1,360	-	1,360
Net loss for the year ended December 31, 2011	-	-	-	(45,410)	(45,410)

Balance, December 31, 2011	12,700,000	1,270	1,297,116	(1,365,768)	(67,382)

Common stock issued for cash	15,000,000	1,500	748,500	-	750,000
Shares granted for mineral options	1,000,000	100	199,900	-	200,000
Stock based compensation	-	-	5,571	-	5,571
Net loss for the year ended December 31, 2012	-	-	-	(718,537)	(718,537)

Balance, December 31, 2012	28,700,000	2,870	2,251,087	(2,084,305)	169,652

Stock based compensation	-	-	96,827	-	96,827
Net loss for the year ended December 31, 2013	-	-	-	(369,650)	(369,650)

Balance, December 31, 2013	28,700,000	2,870	2,347,914	(2,453,955)	(103,171)

Cancelled shares	(1,000,000)	(100)	100	-	-
Stock based compensation	-	-	48,281	-	48,281
Shares issued to settle debt	581,837	58	46,547	-	46,605
Directors fees	150,000	15	11,985	-	12,000
Net loss for the period ended June 30, 2014	-	-	-	(137,778)	(137,778)

Balance, June 30, 2014	28,431,837	$2,843	$2,454,827	$(2,591,733)	$(134,063)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	Six Months	Six Months	on August 3, 2007
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2014	2013	2014
OPERATING ACTIVITIES
Net loss	(137,778)	(260,547)	(2,591,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of debt	18,642	-	18,642
Stock based compensation	48,281	48,015	1,365,679
Stock issued for services	12,000	-	12,000
Impairment of mining options	-	-	350,000
Imputed interest on shareholder loan	-	-	3,386
Changes in operating assets and liabilities
(Decrease) increase in prepaid expenses	-	(10,102)	-
Increase (decrease) in accounts payable	13,651	-	45,950
Increase (decrease) in accounts payable - related party	11,572	38,277	56,563

Net Cash Used in Operating Activities	(14,990)	(184,357)	(739,513)

INVESTING ACTIVITIES
Cash paid for mining option	-	-	(150,000)

Net Cash used in Investing Activities	-	-	(150,000)

FINANCING ACTIVITIES
Proceeds from related party loans	-	-	69,276
Proceeds from loan	15,000	15,000	45,000
Repayments on related party loans	-	-	(54,500)
Common stock issued for cash	-	-	830,000

Net Cash Provided by Financing Activities	15,000	15,000	889,776

NET INCREASE (DECREASE) IN CASH	10	(169,357)	263
CASH AT BEGINNING OF PERIOD	253	184,989	-

CASH AT END OF PERIOD	263	15,632	263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	-	-	-
Income Taxes	-	-	-

NONCASH FINANCING ACTIVITIES
Stock issued to retire debt	27,963	-	27,963
Cancellation of shares	100	-	100
Stock issued for mineral option	-	200,000	200,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2014
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

As at June 30, 2014, the Company had not adopted a stock option plan. For the six months ended June 30, 2014, stock option expense of $46,605 (2013: $48,015) was recorded.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2014	None	$-	$-	$-	$-
Dec. 31, 2013	None	$-	$-	$-	$-

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

NOTE 4 – RELATED PARTY PAYABLES

As of June 30, 2014 and December 31, 2013, the Company has received cash advances from a shareholder or related party of $14,776 and $14,776. The advances are non interest bearing, unsecured and due upon demand.

As of June 30, 2014 and December 31, 2013, the Company has a payable balance owing of $28,600 and $44,991, respectively, to a company affiliated with an officer of the Company.

During the three months ended June 30, 2014, the Company issued 581,837 shares to retire $27,963 of accounts payable owing to a related party, which resulted in a loss on the transaction of $18,642. The shares were valued at the closing price on the settlement date.

During the three months ended June 30, 2014, the Company issued 150,000 to directors as compensation for their service to the Company. The shares were valued at $12,000 using the closing price of the stock on the date of grant. The amount was charged to consulting expense.

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

The Company has not met its obligation for June 1, 2013 due to a dispute with respect to the underlying title of the mineral interest. As such, the option is currently being examined further. The Company has not accrued the June 1, 2013 payment as there is significant doubt as to whether this payment will be made. As a result of the dispute, 1,000,000 shares were returned to the Company and cancelled.

On July 11, 2012, the Company entered into that certain Minerals Lease Agreement giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the Crystal Project situated in Beaverhead County, Montana, for a term of twenty five (25) years (the Term) with the right to renew. As consideration, the Company shall pay Lessors: (i) an annual payment of three thousand five hundred dollars ($3,500) over the Term of the Agreement; and (ii) a production royalty (the Royalty) equal to three percent (3%) of the net smelter returns on the 1st of each month, per the terms and conditions of the Agreement. The Agreement also provides that the Company shall have a one-time right to purchase one and one half percent (1.5%) of the Royalty in the Crystal Project for one million five hundred thousand dollars ($1,500,000). Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Crystal Project subject to the terms and conditions of the Agreement.

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

During the six months ended June 30, 2014, 1,000,000 shares were returned to the Company and cancelled.

During the six months ended June 30, 2014, the Company issued 581,837 shares to retire $27,963 of accounts payable owing to a related party which resulted in a loss of $18,642.

During the six months ended June 30, 2014, the Company issued 150,000 to directors as compensation for their service to the Company. The shares were valued at $12,000 using the closing price of the stock on the date of grant. The amount was charged to consulting expense.

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

Risk free interest rate	0.24%
Expected dividend yield	0%
Expected stock price volatility	491%
Expected life of options	2 years

Exercise price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable

$0.70	250,000	0.23	$0.70	250,000

The Company recorded $48,281 (2013: $48,015) in stock option compensation expense, in relation to these options, during the six months ended June 30, 2014.

NOTE 8 – INCOME TAXES

The Company has a net operating loss carried forward of $876,054 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	$	$
Income tax recovery at statutory rate	30,429	246,930

Valuation allowance change	(30,429)	(246,930)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	$	$
Net operating loss carried forward	297,859	267,430

Valuation allowance	(297,859)	(267,430)

Net deferred income tax asset	–	–

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

As at June 30, 2014, the Company had not adopted a stock option plan. For the six months ended June 30, 2014, stock option expense of $46,605 (2013: $48,015) was recorded.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2014	None	$-	$-	$-	$-
Dec. 31, 2013	None	$-	$-	$-	$-

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Results of Operations

The three and six months ended June 30, 2014 and 2013, and the period from August 3, 2007 (Inception) to June 30, 2014 (unaudited)

We recorded no revenues for the three and six months ended June 30, 2014 and 2013. From the period of August 3, 2007 (inception) to June 30, 2014, we recorded no revenues.

For the three months ending June 30, 2014, total operating expenses were $76,120, of which professional fees were $25,520, consulting fees were $21,000 and general and administrative expenses were $29,600.

For the three months ending June 30, 2013, total operating expenses were $97,562, of which mineral claims and exploration were $35,646, professional fees were $14,675 and general and administrative expenses were $47,241.

For the six months ending June 30, 2014, total operating expenses were $126,136, of which mineral claims and exploration were $1,043, professional fees were $32,270, consulting fees were $36,000 and general and administrative expenses were $56,823.

For the six months ending June 30, 2013, total operating expenses were $260,547, of which mineral claims and exploration were $107,040, professional fees were $38,290, consulting fees were $9,000 and general and administrative expenses were $106,217.

For the three and six months ending June 30, 2014, we incurred a $18,642 (2013: $0) and $11,642 (2013: $0) loss on debt settlement.

From the period of August 3, 2007 (inception) to June 30, 2014, we incurred total operating expenses and a loss from operations of $2,575,423. Our net loss at June 30, 2014, was $2,591,733.

Liquidity and Capital Resources

At June 30, 2014, we had a cash balance of $263. We do not have sufficient cash on hand to commence any phase of our exploration program or to fund our ongoing operational expenses beyond 3 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended June 30, 2014, the Company used $14,990 of cash for operating activities compared to the use of $184,357 of cash for operating activities during the period ended June 30, 2013. The change in net cash used in operating activities is attributed to a decrease in operating activities.

Cashflow from Investing Activities

During the period ended June 30, 2014, the Company used $nil of cash for investing activities compared to $nil for the period ended June 30, 2013.

Cashflow from Financing Activities

During the period ended June 30, 2014, the Company received $15,000 of cash from financing activities compared to $15,000 for the period ended June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2014.

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

GRAPHITE CORP.
(Name of Registrant)

Date: August 7, 2014	By:	/s/ Brian Goss
Name: Brian Goss
Title: President (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.