Form 10-Q
period 2014-09-30
GRAPHITE CORP
filed 2014-11-19
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 18, 2014, there were 153,739,164 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

 PART I. FINANCIAL INFORMATION

Graphite Corp.
(An Exploration Stage Company)
Consolidated Balance Sheet
(unaudited)

September 30,
2014
ASSETS

CURRENT ASSETS

Cash	$41,468

NON-CURRENT ASSETS

License	100,000

TOTAL ASSETS	$141,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$27,567
Accounts payable - related party	4,257
Related party payable	18,276
Loan payable	15,000
Loan payable - default	30,000

Total Current Liabilities	95,100

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2014
Common stock: $0.0001 par value, 300,000,000 shares authorized, 151,411,416 issued and outstanding as of September 30, 2014	15,141
Addiitional paid-in capital	68,166
Other comprehense income	226
Deficit accumulated during the exploration stage	(37,165)

Total Stockholders' Equity (Deficit)	46,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$141,468

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Consolidated Statement of Operations
(unaudited)

		From Inception
	Three Months	on May 22, 2014
	Ended	Through
	September 30,	September 30,
	2014	2014

REVENUES	$-	$-

EXPENSES

Professional fees	8,349	8,349
Consulting	12,800	12,800
General and administrative	16,016	16,016

TOTAL EXPENSES	37,165	37,165

NET LOSS	(37,165)	(37,165)

BASIC AND DILUTED LOSS PER SHARE	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	83,289,339

The accompanying notes are an integral part of these financial statements.

5

Graphite Corp.
(An Exploration Stage Company)
Consolidated Statement of Comprehensive Income
(unaudited)

From Inception on May 22, 2014
Through
September 30
2014

Net Loss	$(37,165)

Foreign Currency Translation Gain	226

Other Comprehensive Income	226

TOTAL COMPREHENSIVE (INCOME)	$(36,939)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

From Inception
on May 22, 2014
Through
September 30,
2014
OPERATING ACTIVITIES
Net loss	(37,165)
Changes in operating assets and liabilities
(Decrease) in accounts payable	(1,632)
Increase in accounts payable - related party	4,257
Net Cash Used in
Operating Activities	(34,540)

INVESTING ACTIVITIES
Effect of reverse merger	15,782
Cash paid for license	(100,000)
Net Cash used in
Investing Activities	(84,218)

FINANCING ACTIVITIES
Common stock issued for cash	160,000
Net Cash Provided by
Financing Activities	160,000

Foreign currency adjustment	226

NET INCREASE (DECREASE) IN CASH	41,468
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	41,468

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	-
Income Taxes	-

NONCASH FINANCING ACTIVITIES
Stock issued for reverse merger	12,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND REVERSE MERGER

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

Reverse Merger

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd. (“AGL”). Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of AGL by issuing 120,000,000 common shares. As a result of the share exchange, the former shareholders of the AGL controlled approximately 80.85% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction. As AGL is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (AGL) after giving effect to the number of shares issued in the share exchange agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014, the Company had no cash equivalents.

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

As at September 30, 2014, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2014, the Company had comprehensive income of $226 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Sept 30, 2014	None	$-	$-	$-	$-

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2014, the Company has a payable balance owing of $18,726, to a company affiliated with a former officer of the Company.

As of September 30, 2014, the Company had a payable balance owing of $4,257 to an officer.

NOTE 5 – LICENSE

The Company purchased a royalty-bearing license to develop, exploit, utilize and commercialize licensed intellectual property and products.

Consideration for the license is an annual license fee of $7,500 for the first three years and $20,000 for each year thereafter and $350,000 of research and development expenses until October 1, 2015 and royalties ranging between 3% and 5% subject to a $50,000 minimum. As of September 30, 2014, $100,000 has been spent on the license.

NOTE 6 – MINERAL PROPERTY

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

NOTE 7 – LOANS PAYABLE

The Company received a loan of $15,000 on June 27, 2013 that bears interest at 8% per annum and is due on June 27, 2014, default.

The Company received a loan of $15,000 on August 22, 2013 that bears interest at 8% per annum and is due on August 22, 2014, default.

The Company received a loan of $5,000 on January 16, 2014 that bears interest at 8% per annum and is due on January 16, 2015.

The Company received a loan of $10,000 on March 12, 2014 that bears interest at 8% per annum and is due on March 12, 2016.

NOTE 8 – STOCKHOLDERS’ EQUITY

On August 11, 2014, the Company entered into a share exchange agreement with AGL. Under the terms of the agreement, the Company issued 120,000,000 common shares for 100% of the issued and outstanding shares of AGL. The agreement results in management and shareholders of AGL to hold 81% of the issued and outstanding common shares of the Company, resulting in a reverse capitalization transaction (see Note 1). Following the above events, there were 148,431,837 shares outstanding including:

Shares	Held by:
120,000,000	AGL Shareholders
28,431,837	Graphite Corp. Shareholders

During the period ended September 30, 2014, the Company issued 2,979,579 common shares for $160,000.

NOTE 9 – SUBSEQUENT EVENTS

The Company is negotiating a service agreement with each of its chief executive officer and chief operating officer, the terms of which shall be disclosed when the agreements are signed.

Subsequent to September 30, 2014, the Company entered into an agreement with Change the World Technology, Ltd. whereby the Company signed a license agreement to license Rice University’s grapheme carbon nanotube hybrid material technology in exchange for 40,000,000 shares of common stock and reimbursement of expenses in the amount of $111,000.

Subsequent to September 30, 2014, the Company issued 2,327,748 common shares.

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

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd. (“AGL”). Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of AGL by issuing 120,000,000 common shares. As a result of the share exchange, the former shareholders of the AGL controlled approximately 80.85% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction. As AGL is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (AGL) after giving effect to the number of shares issued in the share exchange agreement.

Going Concern

To date the Company has no revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we implement our new business plan, as described in our current report on Form 8-K filed with the SEC on August 13, 2014. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 the Company had no cash equivalents.

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

As at September 30, 2014, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2014, the Company had comprehensive income of $226 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2014	None	$-	$-	$-	$-

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Graphene Flake Commercialization

On August 11, 2014, we became the licensee of a process of producing high-quality, low-defect graphene flakes at a cost that is expected to be substantially lower than current production costs for graphene of similar quality. We intend to commercialize this process by raising funds for and experimenting with and optimizing our production parameters and method so that we can consistently produce larger and larger quantities of high-quality graphene flakes. If and when we are satisfied with our graphene flake production results in terms of quality and quantity, we will then seek a partner to produce our graphene flakes on an industrial scale pending receipt of orders therefor. In this connection, we have been producing graphene flakes since September 2014.

In parallel with the foregoing activities, we have commenced marketing and promotion activities to generate interest in purchasing our graphene flakes and are in initial discussions with various groups with interest in using our graphene flakes.

We are also reviewing and negotiating licenses for various graphene technologies from universities around the world. We intend to assemble a portfolio of graphene technologies that we believe have broad application across a range of industries and will be capable of commercialization subject to raising adequate funds.

Graphite Mining

The Crystal Project

On July 11, 2012, the Company entered into a minerals lease agreement giving the Company the right to conduct mineral exploration activities on and in certain land and mining claims, which are comprised of a total of approximately one hundred acres (100) collectively known as the Crystal Project situated in Beaverhead County, Montana, for a term of twenty five (25) years (the Term) with the right to renew. During September of 2012, 83 claims were filed in the area around the leased portion of the Crystal Project. The claims added approximately 1600 acres of mineral rights to the project. During the claim staking, samples were collected to test the surface rocks for graphite.

Samples taken from the Crystal Project were consistent with prior observations. The rock type the samples were taken from were a pegmatite and the metamorphic rocks adjacent to the pegmatite. The samples were taken from the historically mined localities throughout the Crystal Project and the grades were all over 10% graphite and multiple samples contained >20%, exceeding the 20% limitation of the assay method. The sample results from the Crystal Project are as follows:

C-Graphite
Sample	%

AB-20120912-02	10.5
AB-20120912-05	>20
AB-20120912-13	>20
AB-20120912-17	13
AB-20120912-18	>20

The geological work was directed by the Company’s then President, Brian Goss, and Director, Jason Babcock. The assay work was conducted by INSPECTORATE (A Bureau Veritas Group Company) of Sparks, Nevada. The samples were taken using industry standard geologists’ best practices for rock chip sampling. The types of rock chip samples included spot/grab samples, composite rock chip samples, and channel samples. All the samples were taken from outcropping rocks or roadcuts at surface. Inspectorate processed the samples through its sister company, ACME Labs in Vancouver, BC. The process used to assay the samples for graphitic carbon was Inspectorate code C-GP-OR and/or ACME code 2A09. The process involved preparing the sample by crushing it, heating the sample to 600 degrees C, using an HCl leach, and testing the residue for graphitic carbon by using the LECO method. ACME Lab is an ISO 17025 certified lab and its internal check assays and equipment calibration meet the ISO 17025 standards. The field study also included a physical review of the mineral lease areas to include specific details and features of interest.

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

Crystal Project Operating Budget

We plan to commence the exploration program detailed above in the summer of 2015. We expect the work program to take approximately 12 months to complete, assuming the company raises the funds to complete the work. The Company does not have the funds to commence work. Costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced exploration. In order to begin work detailed above on the property underlying the Crystal Project, we will need to raise approximately $357,463. Until such funds are obtained by the Company via debt, equity or other form of financing, we will be unable to take concrete steps towards the implementation of work plan. In order to commence work, we will need to secure additional financing. Currently, we have no plan or commitment which would provide us with the required capital to begin work. The Company plans to hire third-parties to perform the work detailed above.

Results of Operations

The three months ended September 30, 2014 and the period from May 22, 2014 (Inception) to September 30, 2014 (unaudited)

We recorded no revenues for the three month period ended September 30, 2014. From the period of May 22, 2014 (inception) to September 30, 2014, we recorded no revenues.

For the three months ending September 30, 2014, total operating expenses were $37,165, of which professional fees were $8,349, consulting fees were $12,800 and general and administrative expenses were $16,016.

From the period of May 22, 2014 (inception) to September 30, 2014, we incurred total operating expenses and a loss from operations of $37,165. Our net loss at September 30, 2014, was $37,165.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $41,468. We do not have sufficient cash on hand to commence any phase of our exploration program or to fund our ongoing operational expenses beyond 3 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended September 30, 2014, the Company used $34,540 of cash for operating activities resulting from a loss of $37,165 offset by increases in operating assets and liabilities of $2,625.

Cashflow from Investing Activities

During the period ended September 30, 2014, the Company used $84,218 of cash for investing activities for the purchase of a license offset by the effect of the reverse merger transaction.

Cashflow from Financing Activities

During the period ended September 30, 2014, the Company received $160,000 of cash from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In the period from September 30, 2014 to-date we issued 2,347,748 shares of our common stock to non-US investors in transactions outside of the United States at a price of U.S. $0.0537 per share for aggregate consideration of $125,000.

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

GRAPHITE CORP.
(Name of Registrant)

Date: November 19, 2014	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	Chief Executive Officer

