Form 10-K
period 2014-12-31
GRAPHITE CORP
filed 2015-04-15
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 000-54336

GRAPHITE CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-0641585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

616 Corporate Way, Suite 2-9011, Valley Cottage, NY 10989

(Address of principal executive offices, zip code)

(844) 804-5599

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock $.00001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,688,000. At April 14, 2015, there were 195,601,362 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding. At December 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 195,601,362 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

All references in this Form 10-K to the “Company”, “Graphite”, “we”, “us,” or “our” are to Graphite Corp.

PART I

ITEM 1. BUSINESS

Overview

We switched our business model in fiscal 2014 and are now engaged in the commercialization of nanomaterials through the use of proprietary manufacturing techniques to create scalable processes for the production and sale of graphene flakes (“GF”) for use in composite materials and other applications and graphene carbon nanotube hybrid material (“GCNT”) for use as an electrode.

GF

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd., an Israeli company holding a license from Graphene Materials Ltd., an Israeli company (“AGL”), that, in turn, holds a license from Ben Gurion University for the production of high-quality, low-defect GF at a cost that is expected to be substantially lower than current production costs for graphene of similar quality. Pursuant to the share exchange agreement, AGL became a wholly-owned subsidiary of the Company.

Graphene is:

•	derivative of Graphite
•	a thin layer of carbon atoms bonded in a honeycomb lattice
•	thinnest compound known
•	lightest material known (1 sq.mt. weighs 0.77 mg)
•	strongest compound discovered (200x > steel), but very flexible
•	best conductor of heat
•	better electric conductor than copper

GF is utilized as an additive and can considerably improve the barrier, mechanical, physical and electrical properties of composites. GF offers potential applications for industries that manufacture microelectronics, coatings and composites. GF demonstrates high stiffness and thermal conductivity. Owing to these superior properties, graphene is now one of the most promising materials in nanomaterial research.

The commercialization of GF is expected to require an investment of up to $1,000,000 and up to one year to scale-up and optimize GF production.

GCNT

On December 19, 2014, the Company’s wholly-owned subsidiary, Tubz, LLC, a Delaware limited liability company (“Tubz”), and Rice University entered into and signed a license agreement in respect of Rice University’s patented graphene carbon nanotube electrode technology, which is expected to provide dramatic performance improvement over electrodes made from conventional material today at a comparable cost. The commercialization of this technology will require raising sufficient funds for the development of a prototype product (currently intended to be a smartphone battery) to demonstrate proof of concept and then production on an industrial scale.

Carbon Nanotubes (“CNT”) are allotropes of carbon with a cylindrical nanostructure. Nanotubes have been constructed with length-to-diameter ratio of up to 132,000,000:1, significantly larger than for any other material. CNTs have unusual properties, including, but not limited to 200x better energy charge, storage and discharge performance than any other technology on the market today, which are valuable for nanotechnology, electronics, optics and other fields of materials science and technology.

Strategy

Our primary focus is to identify promising nanomaterials and nanomaterial applications, secure binding rights to exploit and commercialize such materials and applications, finance their development and market and distribute such materials and applications to a wide range of industries and end-users. We are currently focused on two nanomaterials – GF and GCNT. Our plan is to produce samples of GF and GCNT, in each case, based on their respective methods of fabrication and then offer them for sale to relevant customers. Once we are able to consistently produce samples of GF and GCNT to the specifications we desire, we intend identify and try to form an alliance with strategic partners with the facilities and know-how to fabricate GG and/or GCNT in industrial quantities and at competitive prices. With such fabrication secured, we will approach the respective markets and commence marketing and sale activities.

GF

With significant breakthroughs in GF production we will seek to capture a share of the high-end (few-layer) graphene market. Current production worldwide is boutique or lab production only, the primary reason being that the cost of production is too high to warrant large-scale adoption into commercial processes. Our primary advantage over other graphene flakes is that our production cost is expected to be 333x – 1,000x less expensive than the current market price of and our GF will be of a higher quality (i.e., fewer layers and defects) than the graphene flakes available on the market today.

GCNT

We intend to develop a battery based on GCNT. Developed by the Tour group (www.jmtour.com) at Rice University and licensed to the Company, the GCNT electrode is expected to provide a 200%+ increase in the overall specific energy of lithium ion batteries. This patented innovation requires no process changes for battery manufacturers other than use of GCNT in lieu of conventional electrode materials such as graphite. Proof of concept in the form of a cellphone battery will enable us to offer a compelling competitive advantage to original equipment manufacturers that purchase pre-fabricated electrode stock and incorporate it into their processes for making batteries for use in both defense and commercial applications.

Competition

There are a number of other companies operating in the nanomaterial space. Such companies range from other producers of graphene flakes to developers of batteries based on other nanomaterials. We are aware of one competitor in the graphene space that has a similar product to our GF – Thomas Swan & Co. Ltd. – although we have seen reports of other companies seeking to get into this business. We are also aware of two competitors seeking to develop a battery based on other nanomaterials – Storedot Ltd. and Amprius, Inc. – although, again, we have seen reports of other companies seeking to get into this business.

Raw Materials

We require graphite for our GF fabrication and graphene developed from chemical vapor deposition and carbon nanotubes for our GCNT fabrication. These materials are readily available on commodity markets and from suppliers around the world. There is no dependence on any one or a limited number of suppliers. We are currently purchasing graphite for our GF from various suppliers selling on the internet and fabricating graphene from chemical vapor deposition and carbon nanotubes in a laboratory in Austin, Texas with which we have an oral arrangement.

Intellectual Property

As at the date hereof, GF is not covered by any patent (provisional or otherwise), although a provisional patent application is under preparation. GCNT is expected to benefit from the following patent applications, which are currently pending:

Rice Reference No.	App. No.	Title	Filing Date	Patent No.	Issue Date	Inventors
2012-034-01	US 61/561,578	Graphene-CNT Hybrid Material and Use as a Supercapacitor Electrode	November 18, 2011			James Tour, Yu Zhu, Lei Li
2012-034-02	PCT/US2012/065894	Graphene-CNT Hybrid Materials and Use as Electrodes	November 19, 2012			James Tour, Yu Zhu, Lei Li, Zheng Yan, Jian Lin
2012-034-03	14/358,864 (US)		May 16, 2014
2012-034-04	12868206.9 (EU)		May 16, 2014
2012-034-05	10-2014-7016486 (SK)		June 17, 2014
2012-034-06	232667 (IS)		May 18, 2014

Costs and Effects of Complying with Environmental Regulations

Not applicable.

Research and Development

The Company has obligated itself to the following research and development expenses:GF - $250,000 over the course of calendar 2015GCNT - $180,000 over the course of calendar 2015If these payments are not made, the license in respect of each technology can be terminated by the other party, which may have other remedies, as well.

Government Regulation

Because of the ongoing controversy on the implications of nanotechnology, there is significant debate concerning whether nanomaterials merit special government regulation. This mainly relates to when to assess new substances prior to their release into the market, community and environment.

Regulatory bodies such as the United States Environmental Protection Agency and the Food and Drug Administration in the U.S. or the Health and Consumer Protection Directorate of the European Commission have started dealing with the potential risks posed by nanomaterials. As at the date hereof, neither engineered nanomaterials nor the products and materials that contain them are subject to any special regulation regarding production, handling or labelling. There is no assurance that this will not change in the future.

However, notwithstanding the foregoing, to the extent that nanomaterials are used in pharmaceuticals, defense, oil and gas, energy storage and certain other industries, the existing structure of regulations and approvals in such industries will apply equally to nanomaterials. Moreover, there are numerous export controls in respect of materials that have applications in defense and strategic industries. It is not possible as at the date hereof to determine if such controls will have any impact on GF, GCNT or any other business we may pursue.

We do not anticipate incurring any material expense in respect of or attributable to government regulation, although this may change as and when regulations change or if we enter into any business arrangement that is subject to export control.

On September 17, 2010, the United States Environmental Protection Agency (the “EPA”) issued significant new use rules (SNURs) under section 5(a)(2) of the Toxic Substances Control Act (TSCA) for carbon nanotubes. This action requires persons who intend to manufacture, import, or process either of these two chemical substances for a use that is designated as a significant new use by this final rule to notify the EPA at least 90 days before commencing that activity. EPA believes that this action is necessary because these chemical substances may be hazardous to human health and the environment. The required notification would provide EPA with the opportunity to evaluate the intended use and, if necessary, to prohibit or limit that activity before it occurs.

Employees

We have two persons providing us services on a full-time basis – our chief executive officer and our chief operating officer. We have one part-time employee – our acting chief financial officer.

Corporate History

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

From the time that the Company was considered a shell company until the time that we ceased being a shell company, we had focused our efforts on developing a new business, merging with, or acquiring an operating company with an operating history and assets. Accordingly, we refocused the Company's business direction to include a new business plan based on the exploration of mineral claims. We decided to enter the mining business because we were seeking out viable and feasible alternatives to create value for our shareholders. We determined that staking and exploring potential mineral claims could be an excellent long-term investment strategy that could lead to lucrative business opportunities. To reflect the Company’s new focus, on August 19, 2010, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to First Resources Corp. The Company subsequently narrowed its focus to graphite mining and on June 14, 2012, we again filed an amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to Graphite Corp.

From June 2012 to the date of the share exchange transaction described below, we focused on exploiting two minerals lease agreements – one in Alabama and one in Montana, which is called the “Crystal Project”.

Discontinuation of Alabama Lease

On March 28, 2014, the Company decided not to continue with its plan of operation as it related to solely its Alabama leases and not to pursue any exploration in connection therewith. As such, on March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company. Mr. Smith was a party to the Alabama lease agreements. The previous lease property was situated in Clay County, Alabama near the towns of Ashland and Lineville. The property was without known reserves and our proposed program for exploration of the property was exploratory in nature.

The Company acquired all of the outstanding shares of common stock of AGL by issuing 120,000,000 common shares. As a result of the share exchange, the former shareholders of the AGL controlled approximately 80.85% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction. As AGL is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company has been adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (AGL) after giving effect to the number of shares issued in the share exchange agreement.

Business Model Switch and Exit from the Mining Business

As a result of entering into the GF production and GCNT license agreements, the Company decided to switch its business model to the commercialization of GF and GCNT production. Following on from this decision, management has decided not to extend the Crystal Project lease when it expires in August 2015 and to exit the mining business altogether.

To date, we have not earned any revenues and have incurred a net loss of $3,485,036 in the year ended December 31, 2014 and a net loss of $3,485,036 since inception. We do not anticipate earning revenues until such time as we enter into commercial production of GF and/or GCNT. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

 ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 616 Corporate Way, Suite 2-9011, Valley Cottage, NY 10989. Our telephone number is +1 844 804 5599.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended December 31, 2014	$0.08	$0.02
Three Months Ended September 30, 2014	$0.10	$0.06
Three Months Ended June 30, 2014	$0.11	$0.07
Three Months Ended March 31, 2014	$0.15	$0.02
Three Months Ended December 31, 2013	$0.11	$0.02
Three Months Ended September 30, 2013	$0.15	$0.07
Three Months Ended June 30, 2013	$0.38	$0.15
Three Months Ended March 31, 2013	$0.58	$0.20

HOLDERS

As of December 31, 2014, the Company had 195,601,362 shares of common stock issued and outstanding held by approximately 35 shareholders of record. 21,100,000 of such shares were held of record by Cede & Co.

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

RECENT SALES OF UNREGISTERED SECURITIES

On August 6, 2014, the Company issued the owners of AGL 120,000,000 shares of its common stock in exchange for 100% of their right, title and interest in, to and under AGL in a transaction not involving a public offering.

On August 6, 2014, the Company issued a non-US person 2,793,360 shares of its common stock for cash consideration of $150,000 in a transaction not involving a public offering.

On August 14, 2014, the Company issued a non-US person 186,219 shares of its common stock for cash consideration of $10,000 in a transaction not involving a public offering.

On October 7, 2014, the Company issued a non-US person 931,099 shares of its common stock for cash consideration of $50,000 in a transaction not involving a public offering.

On November 3, 2014, the Company issued a non-US person 465,550 shares of its common stock for cash consideration of $25,000 in a transaction not involving a public offering.

On November 3, 2014, the Company issued a non-US person 931,099 shares of its common stock for cash consideration of $50,000 in a transaction not involving a public offering.

On October 29, 2014, the Company issued 40,000,000 shares of its common stock to non-US investors in exchange for arranging the license agreement with Rice University in respect of GCNT in a transaction not involving a public offering.

On January 5, 2015, the Company issued a non-US person 1,862,198 shares of its common stock for cash consideration of $100,000 in a transaction not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2014. However, as reported on a Current Report on Form 8-K on March 25, 2014, pursuant to a Stock Redemption Agreement dated February 24, 2014, by and between the Company and Stanley Smith, the Company redeemed 1,000,000 shares (the “Shares”) of the Company’s common stock, for a purchase price of $0.00001 per share, for an aggregate purchase price of $10.00. The sale closed on March 14, 2014. Subsequently, on March 19, 2014, the Company canceled the Shares, returning them to the authorized capital stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception.

For the year ended December 31, 2014, we incurred total expenses of $3,485,036, comprised of $18,672 in professional fees, $3,306,570 in consulting fees, $1,814 in interest, $11,200 in investor relations, $33,151 in travel, $100,000 in license fees and $13,629 in general and administrative expenses.

At December 31, 2014, we incurred net losses of $3,485,036 and our net loss since inception on May 22, 2014 through December 31, 2014 is $3,485,036.

GOING CONCERN

Graphite Corp. is a pre-revenue development stage company. Our independent auditor has issued an audit opinion for us, which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2014 was $129,152 with $185,266 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $2,500,000. If we experience a shortage of funds prior to generating revenues from operations we may have to raise funds from the capital markets of which there is no assurance of success. Our current cash balance will not be sufficient to fund our operations for the next twelve months.

Working Capital

December31, 2014 $
Current Assets	129,152
Current Liabilities	185,266
Working Capital (Deficit)	(56,144)

Cash Flows

Year ended December 31, 2014 $
Cash Flows from (used in) Operating Activities	(228,440)
Cash Flows from (used in) Financing Activities	381,500
Cash Flows from (used in) Investing Activities	(24,218)
Foreign Currency Adjustment	310
Net Increase (decrease) in Cash During Period	129,152

Operating Revenues

Operating revenues for the period ended December 31, 2014 was $Nil.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2014 was $3,485,036 and is comprised of expenses related to licenses, consulting expenses and general and administrative expenses.

Net loss for the year ended December 31, 2014 was $3,485,036 and is comprised of expenses related to licenses, consulting expenses and general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s cash balance was $129,152 and total asset balance was $169,152.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014, the Company had no cash equivalents.

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

As at December 31, 2014, the Company had not adopted a stock option plan.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company had comprehensive income of $310 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
Dec. 31, 2014	None	$-	$-	$-	$-

Recently issued accounting pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Graphite Corp.

We have audited the accompanying consolidated balance sheets of Graphite Corp. (the Company) as of December 31, 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception (May 22, 2014) to December 31, 2014. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graphite Corp. as of December 31, 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 14, 2015

Graphite Corp.

Consolidated Balance Sheet

December 31
2014
ASSETS
CURRENT ASSETS

Cash	$129,152

NON-CURRENT ASSETS

License	40,000

TOTAL ASSETS	$169,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$61,501
Accounts payable - related party	59,517
Accrued interest	4,472
Related party payable	14,776
Loan payable	10,000
Loan payable - in default	35,000

Total Current Liabilities	185,266

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2014
Common stock: $0.0001 par value, 300,000,000 shares authorized, 195,601,362 as of December 31, 2014	19,560
Stock payable	716,305
Additional paid-in capital	2,732,747
Other comprehense income	310
Accumulated deficit	(3,485,036)

Total Stockholders' Equity (Deficit)	(16,114)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$169,152

The accompanying notes are an integral part of these financial statements.

Graphite Corp.

Consolidated Statement of Operations

From Inception
on May 22, 2014
Through
December 31,
2014

REVENUES	$-

EXPENSES

Accounting and legal	18,672
Consulting	3,306,570
Interest expense	1,814
Investor relations	11,200
General and administrative	13,629
License fees	100,000
Travel	33,151

TOTAL EXPENSES	3,485,036

NET LOSS	$(3,485,036)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	$118,177,344

The accompanying notes are an integral part of these financial statements

Graphite Corp.

Consolidated Statement of Comprehensive Income

From Inception
on May 22, 2014
Through
December 31
2014

Net Loss	$(3,485,036)

Foreign Currency Translation Gain	310

Other comprehensive income	310

TOTAL COMPREHENSIVE (INCOME)	$(3,484,726)

The accompanying notes are an integral part of these financial statements

Graphite Corp.

Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
				Additional	During the	Other	Total
	Common Stock		Stock	Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Payable	Capital	Stage	Income	Equity

Balance at inception, May 22, 2014	28,431,837	$2,843	$-	$(2,843)	$-	$-	$-

Effect of the reverse merger	120,000,000	12,000	-	(88,693)	-	-	(76,693)

Shares issued for cash	7,169,525	717	-	384,283	-	-	385,000

Shares issued for services	40,000,000	4,000	-	2,440,000	-	-	2,444,000

Shares payable for services	-	-	716,305	-	-	-	716,305

Foreign currency conversion	-	-	-	-	-	310	310

Net loss for the year ended
December 31, 2014	-	-		-	(3,485,036)	-	(3,485,036)

Balance, December 31, 2014	195,601,362	$19,560	$716,305	$2,732,747	$(3,485,036)	$310	$(16,114)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.

Consolidated Statement of Cash Flows

From Inception
on May 22, 2014
Through
December 31
2014
OPERATING ACTIVITIES
Net loss	$(3,485,036)
Changes for non-cash items
Consulting fees paid in stock	3,160,305
Changes in operating assets and liabilities
Increase in accounts payable	32,302
Increase in accounts payable - related party	59,517
Increase in accrued interest	4,472
Net Cash Used in
Operating Activities	(228,440)

INVESTING ACTIVITIES
Effect of reverse merger	15,782
Cash paid for license	(40,000)
Net Cash Used in
Investing Activities	(24,218)

FINANCING ACTIVITIES
Repayments of loan	(3,500)
Common stock issued for cash	385,000
Net Cash Provided by
Financing Activities	381,500

Foreign currency adjustment	310

NET INCREASE IN CASH	129,152
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$129,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	-
Income Taxes	-

NONCASH FINANCING ACTIVITIES
Stock issued for reverse merger	12,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND REVERSE MERGER

Nature of Operations

Graphite Corp. (formerly First Resources Corp.) (the “Company”) was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity.

We switched our business model in fiscal 2014 and are now engaged in the commercialization of nanomaterials through the use of proprietary manufacturing techniques to create scalable processes for the production and sale of graphene flakes (“GF”) for use in composite materials and other applications and graphene carbon nanotube hybrid material (“GCNT”) for use as an electrode.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014, the Company had no cash equivalents.

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

As at December 31, 2014, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2014, the Company had comprehensive income of $310 as a result of foreign currency transactions.

Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fairvalues, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2014	None	$-	$-	$-	$-

Recently issued accounting pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

27

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

NOTE 4 – RELATED PARTY PAYABLES

As of December 31, 2014, the Company has a payable balance owing of $14,776, to a company affiliated with a former officer of the Company.

As of December 31, 2014, the Company had a payable balance owing of $55,502 to two officers.

As of December 31, 2014, the Company had a payable balance owing of $4,015 to a company 50% owned by a major shareholder.

As of December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder’s fee related to the introduction of the Rice University license agreement.

NOTE 5 – LICENSE

The Company purchased a royalty-bearing license to develop, exploit, utilize and commercialize licensed intellectual property and products.

Consideration for the license is an annual license fee of $7,500 for the first three years and $20,000 for each year thereafter and $350,000 of research and development expenses until October 1, 2015 and royalties ranging between 3% and 5% subject to a $50,000 minimum. As of December 31, 2014, $100,000 has been spent on the license and expensed as a result of the related party relationships.

The Company entered into a license agreement to license Rice University’s grapheme carbon nanotube hybrid material technology in exchange for $40,000. The term of the agreement is from signing until the final licenses patent expires in approximately 17 years. Upon the fifth anniversary of the agreement, should the Company become insolvent, as defined within the agreement, shall result in any amounts owing from sub-licensees to the Company shall be payable directly to Rice University.

NOTE 6 – LOANS PAYABLE

The Company received a loan of $15,000 on June 27, 2013 that bears interest at 8% per annum and is due on June 27, 2014, default.

The Company received a loan of $15,000 on August 22, 2013 that bears interest at 8% per annum and is due on August 22, 2014, default.

The Company received a loan of $5,000 on January 16, 2014 that bears interest at 8% per annum and is due on January 16, 2015, default.

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

During the period ended December 31, 2014, the Company issued 7,169,525 common shares for $385,000.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder’s fee related to the introduction of the Rice University license agreement (see Note 4).

NOTE 8 – INCOME TAXES

The Company has a net operating loss carry forward of $324,731 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Year Ended December 31, 2014 $

Income tax recovery at statutory rate	110,409

Valuation allowance change	(110,409)

Provision for income taxes	–

The significant components of deferred income tax assets and liabilities at December 31, 2014:

December 31, 2014 $

Net operating loss carried forward	110,409

Valuation allowance	(110,409)

Net deferred income tax asset	–

NOTE 9 – SUBSEQUENT EVENTS

On January 9, 2015, the Company and Yehuda Eliraz, its chairman of the board of directors, signed a service agreement, a copy of which is attached hereto as Exhibit 10.1 (the “YE Service Agreement”). Pursuant to the YE Service Agreement, Mr. Eliraz will be paid an annual salary of $50,000 + VAT, a signing bonus of $16,667 and be entitled to receive shares of common stock and options representing an aggregate 6% ownership stake in the Company to vest over a three-year period. Mr. Eliraz’s annual salary will increase to $70,000 + VAT after the Company has raised an aggregate of $2,000,000. The term of the YE Service Agreement is three years, although the Company may terminate without cause with three months’ advance notice.

On January 9, 2015, the Company and Ziv Barak, a director, signed a service agreement, a copy of which is attached hereto as Exhibit 10.2 (the “ZB Service Agreement”). Pursuant to the ZB Service Agreement, Mr. Barak will be paid an annual salary of $6,000 + VAT, a signing bonus of $2,000 and be entitled to receive shares of common stock and options representing an aggregate 1% ownership stake in the Company to vest over a three-year period. Mr. Barak’s annual salary will increase to $7,000 after the Company has raised an aggregate of $2,000,000 in financing. The term of the ZB Service Agreement is three years, although the Company may terminate without cause with three months’ advance notice.

On January 16, 2015, a loan of $5,000 bearing interest at 8% per annum went into default.

On March 29, 2015, Ziv Barak resigned as a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer, and Chief Financial Officer, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Mark Radom, our Chief Executive Officer, who also serves as our principal financial officer, Mr. Radom concluded that, as of December 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, who also serves as our principal accounting officer and principal financial officer, in connection with the review of our financial statements as of December 31, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age’s as of December 31, 2014 were as follows:

Name	Age	Positions and Offices
Mark Radom	46	President, Chief Executive Officer, Treasurer and Director
Yehuda Eliraz	68	Director and Chairman of the Board
Ziv Barak*	45	Director

*Ziv Barak resigned on March 29, 2015.

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

Mark Radom

Chief Executive Officer and Director

Mr. Radom has served as our President, Chief Executive Officer, Treasurer and Director since August 6, 2014. Mr. Radom also serves as chief executive officer and director of First American Silver Corp. and since February 2010 Mr. Radom has also served as the chief carbon officer and general counsel of Blue Sphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over U.S. $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

Charles Maslin

Chief Operating Officer

Charles has served as our chief operating officer since July 15, 2014. Charles is an attorney with over twenty years of experience in the areas of corporate development and strategic planning. Charles’s prior experience includes participation in the building of several organizations in the financial, telecommunications and technology sectors. Most recently, Charles was Chief Operating Officer of USZoom, LLC a SaaS platform company serving the international parcel forwarding and digital mail industries. His responsibilities included the successful raising of seed capital and two follow-on investments at progressively higher valuations, drafting and/or reviewing all legal/corporate documents, creating strategic plans and partnerships and leading the international expansion through identifying and contracting with partners worldwide.

Prior to USZoom, LLC Charles was co-founder, CFO and General Counsel of Breakwater Capital, a technology based derivatives trading company. Charles helped build the organization from 5 to 150 people over a period of 5 years. He oversaw accounting, data analysts and human resources and managed outside counsel, accountants, auditors and compliance. Charles also sourced, lead due diligence, negotiated and implemented strategic partnerships and acquisitions. He also interfaced directly with the Chief Technology Officer and the hiring and development of a database administration and software development team for the design and implementation of mission critical applications.

Prior to Breakwater, Charles worked for Infinity Investments on the commercialization of technologies in graphene, ultra-nano-crystalline diamond and MEMS. Prior to Breakwater, Charles was Vice President of Corporate Development for Broadserve, a broadband Internet company. At Broadserve, Charles led capital formation and initiated/negotiated strategic partnerships with the largest telecommunications service providers in the US. Prior to Broadserve, Charles served in the General Counsel's Office of Salomon Brothers working in capital markets and special projects that focused on optimizing firm-wide business processes. Charles has a BA in Economics, minor in Philosophy, from Temple University, and a JD from New York Law School and an Executive program at the University of Pennsylvania, Wharton School

Yehuda Eliraz

Chairman of the Board

Yehuda became Chairman of the Board on August 11, 2014. Prior to joining the Company, Yehuda was Chairman of the Board of the Portfolio Management Company of the Bank of Jerusalem until April 2012 and Chairman of the Investment Committee of Migdal Provident Management Company Ltd. through June 2008. He was also a lecturer in economics and business administration at Hebrew and Bar Ilan Universities and senior economist at the Research and Development Unit of the Israeli Defense Ministry.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

 ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the years ended December 31, 2014, for the fiscal years ended as indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Brian Goss (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Jeanne Goss (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Mark Radom (3)	2014		0	0	0	0	0	0

Charles Maslin (4)	2014		0	0	0	0	0	0

(1) Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 9, 2012 and resigned therefrom on August 6, 2014.

(2) Appointed Secretary on September 21, 2012 and resigned therefrom on August 6, 2014.

(3) Appointed Chief Executive Officer and Director on August 6, 2014.

(4) Appointed Chief Operating Officer on August 6, 2014.

(5) Appointed Director on August 6, 2014.

(6) Appointed Director on August 25, 2014.

STOCK OPTION GRANTS

We have granted the following stock options to our executive officers:

Mark Radom – starting on September 16, 2016, Mr. Radom will receive options to purchase 0.75% (or pro-rata share thereof, as the case may be) of the Company’s issued and outstanding shares of common stock at the end of each successive three-month period for 18 months with each option conferring the right to purchase one share of common stock at a strike price of $0.01 per share.

Charles Maslin - starting on October 16, 2016, Mr. Maslin will receive options to purchase 0.4167% (or pro-rata share thereof, as the case may be) of the Company’s issued and outstanding shares of common stock at the end of each successive three-month period for 18 months with each option conferring the right to purchase one share of common stock at a strike price of $0.01 per share.

These are the only stock option grants since our inception.

EMPLOYMENT AGREEMENTS

The Company is a party to employment agreements with Mark Radom, its chief executive officer, and Charles Maslin, its chief operating officer. The Company is also party to a service agreement with Yehuda Eliraz, its chairman of the board, and Ziv Barak, its third director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2014:

Name	Fees Earned Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brain Goss (1)	0	0	0	0	0	0	0

Jason Babcock (2)	0	0	0	0	0	0	0

Mark Radom (3) 2014		0	0	0	0	0

Yehuda Eliraz (4) 2014		0	0	0	0	0

Ziv Barak (5) 2014		0	0	0	0	0

(1)	Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director, on July 9, 2012 and resigned therefrom on August 6, 2014.

(2)	Appointed Director on October 31, 2012 and resigned therefrom on August 6, 2014.

(3)	Appointed Chief Executive Officer and Director on August 6, 2014.

(4)	Appointed Directo on August 6, 2014.

(5)	Appointed Director on August 6, 2014 and resigned on March 29, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 193,739,164 shares of our common stock issued and outstanding as of December 31, 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Brian Goss (2)	681,837	*0.4
Common Stock	Jeanne Goss (3)	-0-	*
Common Stock	Jason Babcock (4)	-0-	*
Common Stock	Mark Radom (5)	-0-	*
Common Stock	Charles Maslin (6)	-0-	*
Common Stock	Yehuda Eliraz (7)	-0-	*
Common Stock	Ziv Barak (8)	-0-	*
All directors and executive officers as a group (7 persons)		-0-	0.0%

Common Stock	CTW – Changing the World Technologies, Ltd., Kingstown, St. Vincent & the Grenadines	31,100,000	15.9%
Common Stock	Yaacov Zecharia, Tel Aviv, Israel	32,000,000	16.4
Common Stock	Dr. Borenstein Ltd., Tel Aviv, Israel	30,000,000	15.3
Common Stock	Moshe Alon, Tel Aviv, Israel	15,000,000	7.7

______________

*	less than 1%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Graphite Corp., 616 Corporate Way, Suite 2-9011, Valley Cottage, NY 10989.

(2)	Appointed President and Chief Executive Officer, Chief Financial Officer, Treasurer and Director on July 9, 2012 and resigned on August 6, 2014.

(3)	Appointed Secretary on September 21, 2012 and resigned on August 6, 2014.

(4)	Appointed Director on October 31, 2012 and resigned on August 6, 2014.

(5)	Appointed Chief Executive Officer and Director on August 6, 2014.

(6)	Appointed Chief Operating Officer on August 6, 2014.

(7)	Appointed Director on August 6, 2014.

(8)	Appointed Director on August 25, 2014.

We have the following outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Consultant Options	# of options	Exercise period	Notes
Thomas Lewis	900,000	5 years from date of grant, which was between Oct 2012 and Sep 2013	Exercise price is $0.40

Ian Flint	600,000	3 years from May 9, 2013	Exercise price is $0.20

Roger Szelmeczka	250,000	3 years from date of grant, which was between Dec 2012 and Dec 2014	Exercise price is $0.70

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews was $13,000 and $0 for audit-related services, $0.00 and $0.00 for tax services and other services were $0.00 and $0.00, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Graphene Flakes License Agreement between Advance Graphene Limited and Graphene Materials Limited dated August 1, 2014

10.2	Share Exchange Agreement dated August 6, 2014 (incorporated by reference to our current report on Form 8-K dated August 11, 2014)

10.3	Employment Agreement with Mark Radom dated December 3, 2014 (incorporated by reference to our current report on Form 8-K dated December 23, 2014)

10.4	Employment Agreement with Yehuda Eliraz dated December 3, 2014 (incorporated by reference to our current report on Form 8-K dated January 12, 2015)

10.5	Employment Agreement with Ziv Barak dated January 4, 2015 (incorporated by reference to our current report on Form 8-K dated January 12, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

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

GRAPHITE CORP.
(Name of Registrant)

Date: April 14, 2015	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Graphene Flakes License Agreement between Advance Graphene Limited and Graphene Materials Limited dated August 1, 2014

10.2	Share Exchange Agreement dated August 6, 2014 (incorporated by reference to our current report on Form 8-K dated August 11, 2014)

10.3	Employment Agreement with Mark Radom dated December 3, 2014 (incorporated by reference to our current report on Form 8-K dated December 23, 2014)

10.4	Employment Agreement with Yehuda Eliraz dated December 3, 2014 (incorporated by reference to our current report on Form 8-K dated January 12, 2015)

10.5	Employment Agreement with Ziv Barak dated January 4, 2015 (incorporated by reference to our current report on Form 8-K dated January 12, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

