Form 10-Q
period 2015-03-31
GRAPHITE CORP
filed 2015-05-20
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-54336

GRAPHITE CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-0641585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

616 Corporate Way, Suite 2-9011
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

As of May 20, 2015, there were 195,601,362 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

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

 PART I. FINANCIAL INFORMATION

Graphite Corp.
Consolidated Balance Sheet
(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$2,269	$129,152

NON-CURRENT ASSETS

License, net of amortization of $1,933 and $0, respectively	38,027	40,000

TOTAL ASSETS	$40,296	$169,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$57,456	$61,501
Accounts payable - related party	142,168	59,517
Accrued interest	5,360	4,472
Related party payable	14,776	14,776
Loan payable	10,000	10,000
Loan payable - default	35,000	35,000

Total Current Liabilities	264,760	185,266

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
as of March 31, 2015 and December 31, 2014
Common stock: $0.0001 par value, 300,000,000 shares
authorized, 195,601,362 as of March 31, 2015 and December 31, 2014	19,560	19,560
Stock payable	868,645	716,305
Addiitional paid-in capital	2,732,747	2,732,747
Other comprehense income	371	310
Accumulated deficit	(3,845,787)	(3,485,036)

Total Stockholders' Equity (Deficit)	(224,464)	(16,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$40,296	$169,152

 The accompanying notes are an integral part of these financial statements.

Graphite Corp.
Consolidated Statement of Operations
(unuadited)

Three Months
Ended
March 31,
2015

REVENUES	$-

EXPENSES

Accounting and legal	6,000
Consulting	244,850
Interest expense	888
Investor relations	12,689
Research and development	63,000
Website costs	3,976
General and administrative	9,736
Travel	19,612

TOTAL EXPENSES	360,751

NET LOSS	(360,751)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	195,601,362

The accompanying notes are an integral part of these financial statements

5

Graphite Corp.
Consolidated Statement of Comprehensive Income
(unaudited)

Three Months
Ended
March 31,
2015

Net Loss	$(360,751)

Foreign Currency Translation Gain	61

Other Comprehensive Income	61

TOTAL COMPREHENSIVE (LOSS)	$(360,690)

The accompanying notes are an integral part of these financial statements

Graphite Corp.
Consolidated Statement of Cash Flows
(unaudited)

Three Months
Ended
March 31,
2015
OPERATING ACTIVITIES
Net loss	(360,751)
Changes in non-cash items:
Consulting fees in stock payable	152,340
Amortization of license	1,973
Changes in operating assets and liabilities
Increase in accounts payable	(4,045)
Increase in accounts payable - related party	82,651
Increase in accrued interest	888
Net Cash Used in
Operating Activities	(126,944)

INVESTING ACTIVITY
Net Cash used in
Investing Activity	-

FINANCING ACTIVITY
Net Cash used in
Financing Activity	-

Foreign currency adjustment	61

NET INCREASE (DECREASE) IN CASH	(126,883)
CASH AT BEGINNING OF PERIOD	129,152

CASH AT END OF PERIOD	$2,269

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income Taxes	$-

 The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

Notes to Consolidated Financial Statements

March 31, 2015

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

No comparative statement of operations or cash flows has been provided as the Company’s inception date has been changed to AGL, which was incorporated May 22, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

As at March 31, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2015, the Company had comprehensive gain of $61 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

NOTE 4 – RELATED PARTY PAYABLES

As of March 31, 2015, the Company has a payable balance owing of $14,776 (December 31, 2014: $14,776), to a company affiliated with a former officer of the Company.

As of March 31, 2015, the Company had a payable balance owing of $113,001 (December 31, 2014: $55,502) to two officers.

As of March 31, 2015, the Company had a payable balance owing of $29,167 (December 31, 2014: $4,015) to a company 50% owned by a major shareholder.

As of March 31, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of March 31, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of March 31, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 159,278 common shares payable with a fair market value of $5,113.

As of March 31, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 955,669 common shares payable with a fair market value of $30,677.

As of March 31, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder’s fee related to the introduction of the Rice University license agreement.

NOTE 5 – LICENSE

The Company purchased a royalty-bearing license to develop, exploit, utilize and commercialize licensed intellectual property and products.

Consideration for the license is an annual license fee of $7,500 for the first three years and $20,000 for each year thereafter and $350,000 of research and development expenses until October 1, 2015 and royalties ranging between 3% and 5% subject to a $50,000 minimum. These expenditures were expensed as incurred.

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

As of March 31, 2015, the Company has recorded $1,973 in amortization expense related to this license.

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

As of March 31, 2015, there is accrued interest on the above loans in the amount of $5,360 (December 31, 2014: $4,472)

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

During the year ended December 31, 2014, the Company issued 7,169,525 common shares for $385,000.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder’s fee related to the introduction of the Rice University license agreement (see Note 4).

As of March 31, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of March 31, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of March 31, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 159,278 common shares payable with a fair market value of $5,113.

As of March 31, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 955,669 common shares payable with a fair market value of $30,677.

As of March 31, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

As of March 31, 2015, the Company owed two consultants an aggregate of 4,000,000 shares for services provided, valued at $68,400 using a closing price on the grant date February 23, 2015.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Graphite Corp., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 14, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2015 and December 31, 2014 the Company had no cash equivalents.

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

As at March 31, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2015, the Company had comprehensive income of $61 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to continue to execute on the following business plan, which was started in August of 2014.

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

Graphene is:

-	derivative of Graphite
-	a thin layer of carbon atoms bonded in a honeycomb lattice
-	thinnest compound known
-	lightest material known (1 sq.mt. weighs 0.77 mg)
-	strongest compound discovered (200x > steel), but very flexible
-	best conductor of heat
-	better electric conductor than copper

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

Graphite Mining

As a result of entering into the GF production and GCNT license agreements, the Company decided to switch its business model to the commercialization of GF and GCNT production. Following on from this decision, management has decided not to extend the Crystal Project lease when it expires in August 2015 and to exit the mining business altogether.

Results of Operations

The three months ended March 31, 2015

We recorded no revenues for the three-month period ended March 31, 2015.

For the three months ended March 31, 2015, total operating expenses were $360,751, of which professional fees were $6,000, consulting fees were $244,850, research and development were $63,000, investor relations were $12,689, interest expense was $888, website costs were $3,976, travel was $19,612 and general and administrative expenses were $9,736.

Liquidity and Capital Resources

At March 31, 2015, we had a cash balance of $2,269 (December 31, 2014: $129,152). We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended March 31, 2015, the Company used $126,944 of cash for operating activities resulting from a loss of $360,751 offset by consulting fees in stock payable of $152,340, amortization of license of $1,973, decreases in accounts payable, and increases in accounts payable to related party and accrued interest of $(4,045), $82,651 and $888, respectively.

Cashflow from Investing Activities

During the period ended March 31, 2015, the Company did not have investing activites.

Cashflow from Financing Activities

During the three-month period ended March 31, 2015, the Company did not have financing activities.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

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

Not applicable.

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

GRAPHITE CORP.
(Name of Registrant)

Date: May 20, 2015	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	Chief Executive Officer

