Form 10-Q/A
period 2015-03-31
GRAPHITE CORP
filed 2015-06-22
CIK 1420239

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

616 Corporate Way, Suite 2-9011Valley Cottage, NY 10989

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

Explanatory Note

The purpose of this Amendment No. 1 to Graphite Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 (the “Form 10-Q”), is solely to correct a mistake on the cover page of the original Form 10-Q which incorrectly indicated that Graphite Corp. (the “Company”) did not submit electronically and post on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

The Company did, in fact, submit electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHITE CORP.
(Name of Registrant)

Date: June 22, 2015	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	Chief Executive Officer

4