Form 10-Q
period 2015-06-30
GRAPHITE CORP
filed 2015-08-14
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

_____________________________________________________________

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

As of August 14, 2015, there were 195,601,362 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

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

 PART I. FINANCIAL INFORMATION

Graphite Corp.

Consolidated Balance Sheet

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$944	$129,152

NON-CURRENT ASSETS

License, net of amortization of $3,968 and $0, respectively	36,032	40,000

TOTAL ASSETS	$36,976	$169,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$67,119	$61,501
Accounts payable - related party	206,292	59,517
Accrued interest	7,165	4,472
Related party payable	15,776	14,776
Loan payable, net of discount of $36,686 and $0 respectively	16,314	10,000
Loan payable - default	35,000	35,000

Total Current Liabilities	347,666	185,266

Total Liabilities	347,666	185,266

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 195,601,362 as of June 30, 2015 and December 31, 2014	19,560	19,560
Stock payable	920,853	716,305
Addiitional paid-in capital	2,761,058	2,732,747
Other comprehense income	200	310
Accumulated deficit	(4,012,361)	(3,485,036)

Total Stockholders' Equity (Deficit)	(310,690)	(16,114)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,976	$169,152

The accompanying notes are an integral part of these financial statements.

Graphite Corp.

Consolidated Statement of Operations

(unuadited)

	Three Months Ended	Six Months Ended	Inception
			(May 22, 2014) to
	June 30,	June 30,	June 30,
	2015	2015	2014

REVENUES	$-	$-	$-

EXPENSES

Accounting and legal	10,000	16,000	-
Consulting	105,206	350,056	-
Interest expense	5,430	6,318	-
Investor relations	-	12,689	-
Research and development	38,617	101,617	-
Website costs	-	3,976	-
General and administrative	7,321	17,057	-
Travel	-	19,612	-

TOTAL EXPENSES	166,574	527,325	-

NET LOSS	(166,574)	(527,325)	-

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	195,601,362	195,601,362	195,601,362

The accompanying notes are an integral part of these financial statements

5

Graphite Corp.

Consolidated Statement of Comprehensive Income

(unaudited)

	Three Months	Six Months	Inception
	Ended	Ended	(May 22, 2014) to
	June 30,	June 30,	June 30,
	2015	2015	2014

Net Loss	$(166,574)	$(527,325)	$-

Foreign Currency Translation Gain	49	110	-

Other Comprehensive Income	49	110	-

TOTAL COMPREHENSIVE (LOSS)	$(166,525)	$(527,215)	$-

The accompanying notes are an integral part of these financial statements

Graphite Corp.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months	Inception
	Ended	(May 22, 2014) to
	June 30,	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	(527,325)	-
Changes in non-cash items:
Consulting fees in stock payable	192,548	-
Amortization of license	3,968	-
Amortization of debt discount	3,625	-
Changes in operating assets and liabilities
Increase in accounts payable	5,618	-
Increase in accounts payable - related party	146,775	-
Increase in accrued interest	2,693	-
Net Cash Used in
Operating Activities	(172,098)	-

INVESTING ACTIVITY
Net Cash used in Investing Activity	-	-

FINANCING ACTIVITY
Increase in loans payable	43,000	-
Increase in due to related party	1,000	-
Net Cash used in
Financing Activity	44,000	-

Foreign currency adjustment	(110)	-

NET INCREASE (DECREASE) IN CASH	(128,208)	-
CASH AT BEGINNING OF PERIOD	129,152	-

CASH AT END OF PERIOD	$944	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH ITEMS:
Debt discount from inducement	$10,000	$-
Debt discount from beneficial conversion feature	$28,311	$-

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP.

Notes to Consolidated Financial Statements

June 30, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

As at June 30, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive incomeand its components in the financial statements. As at June 30, 2015, the Company had comprehensive gain of $110 as a result of foreign currency transactions.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

NOTE 4 – RELATED PARTY PAYABLES

As of June 30, 2015, the Company has a payable balance owing of $14,776 (December 31, 2014: $14,776), to a company affiliated with a former officer of the Company.

As of June 30, 2015, the Company had a payable balance owing of $160,500 (December 31, 2014: $55,502) to two officers.

As of June 30, 2015, the Company had a payable balance owing of $41,667 (December 31, 2014: $4,015) to a company 50% owned by a major shareholder.

As of June 30, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of June 30, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of June 30, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 338,220 common shares payable with a fair market value of $10,857.

As of June 30, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 2,029,322 common shares payable with a fair market value of $65,141.

As of June 30, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder’s fee related to the introduction of the Rice University license agreement.

As of June 30, 2015, the Company owed a shareholder of the Company $1,000. The amount does not have specific repayment terms, is non-interest bearing and unsecured.

As of June 30, 2015, the Company owed $4,125 to Graphene Materials, a company controlled by a shareholder.

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

During the six month period ended June 30, 2015, the Company has recorded $3,968 in amortization expense related to this license.

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

The Company received a loan of $10,000 on June 28, 2015 that bears interest at 20% per annum and is due on February 1, 2016. In addition, the Company is to grant 1,000,000 as consideration for this loan, which has a fair market value of $12,000 and will be included in interest expense over the vesting term. Included on the balance sheet is a $9,908 debt discount from inducement with $2,092 expensed during the period ended June 30, 2015.

The Company received a loan of $33,000 on June 15, 2015 that bears interest at 8% per annum and is due on March 18, 2016. The loan included an original debt discount of $28,311 and, at June 30, 2014 ,included on the balance sheet is a $26,778 debt discount from beneficial conversion feature with $1,533 expensed during the period ended June 30, 2015.

As of June 30, 2015, there is accrued interest on the above loans in the amount of $7,165 (December 31, 2014: $4,472)

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

As of June 30, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of June 30, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of June 30, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 338,220 common shares payable with a fair market value of $10,857.

As of June 30, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 2,029,322 common shares payable with a fair market value of $65,141.

As of June 30, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

As of June 30, 2015, the Company owed two consultants an aggregate of 4,000,000 shares for services provided, valued at $68,400 using a closing price on the grant date February 23, 2015.

As of June 30, 2015, the Company owed a lender 1,000,000 shares as inducement to provide debt to the Company, valued at $12,000 and included in stock payable as June 30, 2015. The debt discount will be included in interest expense over the vesting term. Included on the balance sheet is a $9,908 debt discount from inducement with $2,092 expensed during the period ended June 30, 2015.

NOTE 8 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2015 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and December 31, 2014 the Company had no cash equivalents.

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

As at June 30, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the six months ended June 30, 2015, the Company had comprehensive income of $110 as a result of foreign currency transactions. The balance at June 30, 2015 and December 31, 2014 was $200 and $310, respectively.

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

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

GCNT

On December 19, 2014, the Company’s subsidiary, Tubz, LLC, a Delaware limited liability company (“Tubz”), and Rice University entered into and signed a license agreement in respect of Rice University’s patented graphene carbon nanotube electrode technology, which is expected to provide dramatic performance improvement over electrodes made from conventional material today at a comparable cost. The commercialization of this technology will require raising sufficient funds for the development of a prototype product (currently intended to be a smartphone battery) to demonstrate proof of concept and then production on an industrial scale.

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

Results of Operations

The three months ended June 30, 2015 compared to period from inception (May 22, 2014) to June 30, 2014 (unaudited)

We recorded no revenues for the three-month periods ended June 30, 2015 and the period from inception (May 22, 2014) to June 30, 2014, respectively.

For the three months ended June 30, 2015, total operating expenses were $166,574, of which professional fees were $10,000, consulting fees were $105,206, research and development was $38,617 and general and administrative expenses were $7,321, as compared to operating expenses of $0, of which professional fees of $0, consulting fees of $0, research and development of $0 and general and administrative expenses of $0 for the period from inception (May 22, 2014) to June 30, 2014. The reason for the increase is attributable to the Company only starting operations under its current format in the third quarter of 2014.

Interest expense recorded for the three months ended June 30, 2015 was $5,430, as opposed to $0 for the period from inception (May 22, 2014) to June 30, 2014.

The six months ended June 30, compared to the period from inception (May 22, 2014) to June 30, 2014 (unaudited)

We recorded no revenues for the six-month periods ended June 30, 2015 and for the period from inception (May 22, 2014) to June 30, 2014.

For the six months ended June 30, 2015, total operating expenses were $527,325, of which professional fees were $16,000, consulting fees were $350,056, investor relations were $12,689, research and development was $101,617, website costs were $3,976, travel was $19,612 and general and administrative expenses were $17,057, as compared to operating expenses of $0 for the period from inception (May 22, 2014) to June 30, 2014. The reason for the increase is attributable to the Company only starting operations under its current format in the third quarter of 2014.

Interest expense recorded for the six months ended June 30, 2015 was $6,318, as opposed to $0 for the for the period from inception (May 22, 2014) to June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had a cash balance of $944 (December 31, 2014: $129,152). We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cashflow from Operating Activities

During the period ended June 30, 2015, the Company used $172,098 of cash for operating activities resulting from a loss of $527,325 offset by increases in operating assets and liabilities of $355,227.

During the period from inception (May 22, 2015) to June 30, 2014, we had $0 change in operating activities.

Cashflow from Investing Activities

During the period ended June 30, 2015, the Company did not have any investing activities.

During the period from inception (May 22, 2015) to June 30, 2014, we had $0 change in investing activities.

Cashflow from Financing Activities

During the six-month period ended June 30, 2015, the Company received $44,000 of cash from financing activities.

During the period from inception (May 22, 2015) to June 30, 2014, we had $0 change in financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On June 15, 2015, we issued a convertible promissory note to an accredited investor in an aggregate principal amount of $33,000 for an aggregate purchase price of $33,000. This note matures on March 18, 2016 and accrues interest at a rate of 8% per annum. In an event of default, the note will bear interest at a rate of 22% per annum. This note may generally be converted into shares of our common stock at a conversion price of 42% discount to our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default.

The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible. In the event of an event of default the notes may become immediately due and payable at a premium to the outstanding principal. The note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On June 28, 2015, we issued a promissory note to an accredited investor in exchange for a loan of $10,000. This note matures on February 16, 2015 and bears interest at a rate of 20% per annum. We are also obligated to issue the lender 1,000,000 shares of our common stock by November 15, 2015.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Vis Vires Convertible Note dated June 15, 2015

10.2	Vis Vires Securities Purchase Agreement dated June 15, 2015

10.3	Dr. Borenstein Ltd. Promissory Note dated June 28, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-148719), filed with the Commission on January 17, 2008.

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

GRAPHITE CORP.
(Name of Registrant)

Date: August 14, 2015	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	Chief Executive Officer

