Form 10-Q
period 2015-09-30
GRAPHITE CORP
filed 2015-11-16
CIK 1420239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(844) 804-5599

 (Registrant's telephone number, including area code)

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

As of November 14, 2015, there were 199,859,352 shares of common stock, $0.0001 par value per share, outstanding.

GRAPHITE CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Graphite Corp., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company's need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company's exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

Graphite Corp.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$8,292	$129,152

NON-CURRENT ASSETS

License, net of amortization of $5,984 and $0, respectively	34,016	40,000

TOTAL ASSETS	$42,308	$169,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$68,569	$61,501
Accounts payable - related party	274,203	59,517
Accrued interest	10,276	4,472
Related party payable	15,776	14,776
Loan payable, net of discount of $23,063 and $0 respectively	47,437	10,000
Loan payable - default	35,000	35,000

Total Current Liabilities	451,261	185,266

Total Liabilities	451,261	185,266

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 199,026,019 as of September 30, 2015 and 195,601,362 as of December 31, 2014	19,902	19,560
Stock payable	961,209	716,305
Additional paid-in capital	2,808,660	2,732,747
Other comprehense income	337	310
Accumulated deficit	(4,199,061)	(3,485,036)

Total Stockholders' Equity (Deficit)	(408,953)	(16,114)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,308	$169,152

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
Consolidated Statement of Operations
(unuadited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Inception (May 22, 2014) to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES

Accounting and legal	56,444	8,349	72,444	8,349
Consulting	106,354	12,800	456,410	12,800
Interest expense	16,734	-	23,052	-
Investor relations	2,750	-	15,439	-
Research and development	-	-	101,617	-
Website costs	-	-	3,976	-
General and administrative	4,418	16,016	21,475	16,016
Travel	-	-	19,612	-

TOTAL EXPENSES	186,700	37,165	714,025	37,165

NET LOSS	$(186,700)	$(37,165)	$(714,025)	$(37,165)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING,
BASIC AND DILUTED	196,122,505	83,289,339	195,776,985	66,957,716

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
Consolidated Statement of Comprehensive Income
(unaudited)

	Three Months	Three Months	Nine Months	Inception
	Ended	Ended	Ended	to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net Loss	$(186,700)	$(37,165)	$(714,025)	$(37,165)

Foreign Currency Translation Gain	(137)	226	(27)	226

Other Comprehensive Income	(137)	226	(27)	226

TOTAL COMPREHENSIVE (LOSS)	$(186,837)	$(36,939)	$(714,052)	$(36,939)

The accompanying notes are an integral part of these financial statements.

Graphite Corp.
Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended	Inception
		(May 22, 2014) to
	September 30	September 30
	2015	2014
OPERATING ACTIVITIES
Net loss	(714,025)	(37,165)
Changes in non-cash items:
Consulting fees in stock payable	232,904	-
Amortization of license	5,984	-
Amortization of debt discount	17,248	-
Shares issued for services	47,945	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	7,067	(1,632)
Increase in accounts payable - related party	214,686	4,257
Increase in accrued interest	5,804	-
Net Cash Used in Operating Activities	(182,387)	(34,540)

INVESTING ACTIVITY
Effect of reverse merger	-	15,782
Cash paid for license	-	(100,000)
Net Cash provided by
Investing Activity	-	(84,218)

FINANCING ACTIVITY
Common stock issued for cash	-	160,000
Increase in loans payable	60,500	-
Increase in due to related party	1,000	-
Net Cash provided by
Financing Activity	61,500	160,000

Foreign currency adjustment	27	226

NET INCREASE (DECREASE) IN CASH	(120,860)	41,468
CASH AT BEGINNING OF PERIOD	129,152	-

CASH AT END OF PERIOD	$8,292	$41,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH ITEMS:
Debt discount from inducement	$10,000	$-
Debt discount from beneficial conversion feature	$28,311	$-
Stock issued for reverse merger	$-	$12,000

The accompanying notes are an integral part of these financial statements.

GRAPHITE CORP. Notes to Consolidated Financial Statements September 30, 2015 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND REVERSE MERGER

Nature of Operations

Graphite Corp. (formerly First Resources Corp.) (the "Company") was organized on August 3, 2007, under the laws of the State of Nevada to engage in any lawful activity. The Company intends engage in the exploration of certain mineral interests in the states of Alabama and Montana.

On August 19, 2010, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As a result of the Amendment the Registrant, among other things, has: (i) changed its name to "First Resources Corp.;" and, (ii) increased the aggregate number of authorized shares to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On June 22, 2012, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State. As a result of the Amendment the Registrant has changed its name to "Graphite Corp."

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Reverse Merger

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd. ("AGL"). Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of AGL by issuing 120,000,000 common shares. As a result of the share exchange, the former shareholders of the AGL controlled approximately 80.85% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction. As AGL is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (AGL) after giving effect to the number of shares issued in the share exchange agreement.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on ASC Topic "Share Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Topic does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

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

As at September 30, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive incomeand its components in the financial statements. During the three months ended September 30, 2015, the Company had comprehensive loss of $137 as a result of foreign currency transactions.

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

-	Level 1. Observable inputs such as quoted prices in active markets;

-	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

-	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

NOTE 4 – RELATED PARTY PAYABLES

As of September 30, 2015, the Company has a payable balance owing of $14,776 (December 31, 2014: $14,776), to a company affiliated with a former officer of the Company.

As of September 30, 2015, the Company had a payable balance owing of $216,048 (December 31, 2014: $55,502) to two officers.

As of September 30, 2015, the Company had a payable balance owing of $54,167 (December 31, 2014: $4,015) to a company 50% owned by a major shareholder.

As of September 30, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of September 30, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of September 30, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 519,129 common shares payable with a fair market value of $16,622.

As of September 30, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 3,102,975 common shares payable with a fair market value of $99,732.

As of September 30, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder's fee related to the introduction of the Rice University license agreement.

As of September 30, 2015, the Company owed a shareholder of the Company $1,000. The amount does not have specific repayment terms, is non-interest bearing and unsecured.

As of September 30, 2015, the Company owed $3,988 to Graphene Materials, a company controlled by a shareholder.

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

The Company entered into a license agreement to license Rice University's grapheme carbon nanotube hybrid material technology in exchange for $40,000. The term of the agreement is from signing until the final licenses patent expires in approximately 17 years. Upon the fifth anniversary of the agreement, should the Company become insolvent, as defined within the agreement, shall result in any amounts owing from sub-licensees to the Company shall be payable directly to Rice University.

During the nine month period ended September 30, 2015, the Company has recorded $5,984 in amortization expense related to this license.

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

The Company received a loan of $10,000 on June 28, 2015 that bears interest at 20% per annum and is due on February 1, 2016. In addition, the Company is to grant 1,000,000 as consideration for this loan, which has a fair market value of $12,000 and will be included in interest expense over the vesting term. Included on the balance sheet is a $5,688 debt discount from inducement with $6,312 expensed during the period ended September 30, 2015.

The Company received a loan of $33,000 on June 15, 2015 that bears interest at 8% per annum and is due on March 18, 2016. The loan included an original debt discount of $28,311 and, at September 30, 2014, included on the balance sheet is a $17,375 debt discount from beneficial conversion feature with $10,936 expensed during the period ended September 30, 2015.

As of September 30, 2015, there is accrued interest on the above loans in the amount of $10,276 (December 31, 2014: $4,472).

NOTE 7 – STOCKHOLDERS' EQUITY

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

During the period ended December 31, 2014, the Company issued 40,000,000 common shares as a finder's fee related to the introduction of the Rice University license agreement (see Note 4).

As of September 30, 2015 and December 31, 2014, the Company owed an officer of the Company 9% of the issued and outstanding common shares as at the agreement date of December 12, 2014. This amounted to 17,641,234 common shares payable with a fair market value of $511,596.

As of September 30, 2015 and December 31, 2014, the Company owed an officer of the Company 8% of issued and outstanding common shares as at the agreement date of July 15, 2014. This amounted to 2,274,547 common shares payable with a fair market value of $204,709.

As of September 30, 2015, the Company owed a director of the Company 1% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 519,129 common shares payable with a fair market value of $16,622.

As of September 30, 2015, the Company owed a director of the Company 6% of issued and outstanding common shares as at the agreement date of January 9, 2015. This amounted to 3,102,975 common shares payable with a fair market value of $99,732.

As of September 30, 2015, the Company owed a director of the Company 1,500,000 bonus common shares payable with a fair market value of $48,150.

As of September 30, 2015, the Company owed two consultants an aggregate of 4,000,000 shares for services provided, valued at $68,400 using a closing price on the grant date February 23, 2015.

As of September 30, 2015, the Company owed a lender 1,000,000 shares as inducement to provide debt to the Company, valued at $12,000 and included in stock payable as September 30, 2015. The debt discount will be included in interest expense over the vesting term. Included on the balance sheet is a $5,688 debt discount from inducement with $6,312 expensed during the period ended September 30, 2015.

During the period ended September 30, 2015, the Company issued 3,424,657 common shares in lieu of paying legal and professional fees in relation to their Equity Purchase Agreement dated September 16, 2015. Shares were valued at the closing price of the stock on the date of the agreement for a total of $47,945.

NOTE 8 – SUBSEQUENT EVENTS

On October 14, 2015, the Company replaced a promissory note owing to Vis Vires Group, Inc. in the amount of $33,000 with a promissory note owing to Coventry Enterprises, LLC in the amount of $33,890. The new note includes a conversion feature at a 58% discount to market on the average of the lowest 3 trading days of the previous 10 days prior to the conversion request. The note bears interest at 8% per annum and is payable on October 14, 2016.

On October 29, 2015, the board approved a Securities Purchase Agreement with Auctus Fund, LLC dated October 7, 2015. The agreement includes a principal loan amount of $42,250 bearing interest at 10%, is due on July 29, 2016 and convertible into common shares of the Company at a 40% discount to the lowest trading price in the previous 25 trading days prior to the conversion or 50% discount to the market price, whichever is lower. The Company issued 833,333 to Auctus Fund, LLC as inducement for the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Graphite Corp., a Nevada corporation and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2014 audited financial statements and related notes included in the Company's Annual Report on Form 10-K (File No. 000-54336), as filed with the Securities and Exchange Commission on April 14, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

Graphite Corp. (the "Company") was incorporated in the State of Nevada on August 3, 2007 and established a fiscal year end of December 31.

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd. ("AGL"). Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of AGL by issuing 120,000,000 common shares. As a result of the share exchange, the former shareholders of the AGL controlled approximately 80.85% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction. As AGL is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (AGL) after giving effect to the number of shares issued in the share exchange agreement.

Going Concern

To date the Company has no revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we implement our new business plan, as described in our current report on Form 8-K filed with the SEC on August 13, 2014. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014 the Company had no cash equivalents.

 Mineral Properties

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Mineral property acquisition costs are capitalized including licenses and lease payments. Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. Impairment losses are recorded on mineral properties used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on ASC Topic "Share Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Topic does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

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

As at September 30, 2015, the Company had not adopted a stock option plan.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the nine months ended September 30, 2015, the Company had comprehensive loss of $27 as a result of foreign currency transactions.The balance at September 30, 2015 and December 31, 2014 was $337 and $310, respectively.

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

The Company's financial instruments are cash, accounts receivable, and accounts payable. The recorded values of cash, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

The following table presents assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2015	None	$-	$-	$-	$-
December 31, 2014	None	$-	$-	$-	$-

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

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Overview

We switched our business model in fiscal 2014 and are now engaged in the commercialization of nanomaterials through the use of proprietary manufacturing techniques to create scalable processes for the production and sale of graphene flakes ("GF") for use in composite materials and other applications and graphene carbon nanotube hybrid material ("GCNT") for use as an electrode.

GF

On August 11, 2014, the Company entered into a share exchange agreement with Advance Graphene Ltd., an Israeli company holding a license from Graphene Materials Ltd., an Israeli company ("AGL"), that, in turn, holds a license from Ben Gurion University for the production of high-quality, low-defect GF at a cost that is expected to be substantially lower than current production costs for graphene of similar quality. Pursuant to the share exchange agreement, AGL became a wholly-owned subsidiary of the Company.

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

GCNT

On December 19, 2014, the Company's subsidiary, Tubz, LLC, a Delaware limited liability company ("Tubz"), and William Marsh Rice University ("Rice University") entered into and signed a license agreement in respect of Rice University's patented graphene carbon nanotube electrode technology (the "License"), which is expected to provide dramatic performance improvement over electrodes made from conventional material today at a comparable cost. The commercialization of this technology will require raising sufficient funds for the development of a prototype product (currently intended to be a smartphone battery) to demonstrate proof of concept and then production on an industrial scale.

Carbon Nanotubes ("CNT") are allotropes of carbon with a cylindrical nanostructure. Nanotubes have been constructed with length-to-diameter ratio of up to 132,000,000:1, significantly larger than for any other material. CNTs have unusual properties, including, but not limited to 200x better energy charge, storage and discharge performance than any other technology on the market today, which are valuable for nanotechnology, electronics, optics and other fields of materials science and technology.

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

Results of Operations

The three months ended September 30, 2015 compared to the three months ended September 30, 2014 (unaudited)

We recorded no revenues for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

For the three months ended September 30, 2015, total operating expenses were $186,700, of which professional fees were $56,444, consulting fees were $106,354, investor relations were $2,750 and general and administrative expenses were $4,418, as compared to operating expenses of $37,165, of which professional fees of $8,349, consulting fees of $12,800 and general and administrative expenses of $16,016 for the same period in 2014. The reason for the increase is attributable to professional fees related our attempts to increase financing activities and consulting fees resulting from contracts not in effect during the comparable period.

Interest expense recorded for the three months ended September 30, 2015 was $16,734, as opposed to $0 for the same period in 2014.

The nine months ended September 30, compared to the period from inception (May 22, 2014) to September 30, 2014 (unaudited)

We recorded no revenues for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

For the nine months ended September 30, 2015, total operating expenses were $714,025, of which professional fees were $72,444, consulting fees were $456,410, investor relations were $15,439, research and development were $101,617, website costs were $3,976, travel costs were $19,612 and general and administrative expenses were $21,475, as compared to operating expenses of $37,165, of which professional fees of $8,349, consulting fees of $12,800 and general and administrative expenses of $16,016 for the same period in 2014. The reason for the increase is attributable to an overall increase in activity in the Company when compared to the prior period.

Interest expense recorded for the nine months ended September 30, 2015 was $23,052, as opposed to $0 for the same period in 2014.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $8,292. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Cash flow from Operating Activities

During the period ended September 30, 2015, the Company used $182,387 of cash for operating activities resulting from a loss of $714,025 offset by non cash items of $304,081 and changes in operating assets and liabilities of $227,557. This represents a $147,847 increase from the same period in 2014 resulting from 9 months of activity in current period compared to approximately 4 months of startup activity in the comparable period.

Cash flow from Investing Activities

During the period ended September 30, 2015, the Company used $0 of cash for investing activities. During the period ended September 30, 2014, the Company used $84,218 of cash for investing activities for the purchase of a license offset by the effect of the reverse merger transaction.

Cash flow from Financing Activities

During the nine months ended September 30, 2015 and 2014, the Company received $61,500 and $160,000, respectively, of cash from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 21, 2015, the Company signed a term sheet with two individuals representing an unnamed, but newly-formed company (the "Representatives"), for the purpose of arranging $5,000,000 in financing for Tubz. Under the terms of the term sheet, the Representatives committed to invest $200,000 in the Company by September 30, 2015 on terms to be agreed in good faith, including weighted-average anti-dilution protection, a security interest in the Company's interest in Tubz and guaranteed by Tubz and a security interest in the License with Rice University. To the extent that any investment by the Representatives would take the form of a convertible note, the conversion price was fixed at $0.014 per share. To-date, pursuant to the term sheet, the Representatives transferred $17,500 to the Company. However, no definitive documentation was signed in connection with such transfer.

On September 16, 2015, Graphite Corp. (the "Company") entered into an equity purchase agreement (the "Purchase Agreement") with Premier Venture Partners, LLC ("Premier"). Under the terms of the Purchase Agreement, Premier has agreed to invest up to $2,000,000 to purchase shares of the Company's common stock ("Shares"). The Company also entered into a registration rights agreement (the "Registration Agreement") with Premier, which governs the filing of a registration statement intended to cover the Shares acquired under the Purchase Agreement.

The Purchase Agreement allows, but does not require, the Company to issue and sell up to the number of Shares having an aggregate purchase price of $2,000,000 to Premier. Subject to the terms and conditions of the Purchase Agreement and the Registration Agreement, the Company may, in its sole discretion, deliver notice to Premier which states the dollar amount which it intends to sell to Premier on a certain date. The amount that the Company shall be entitled to sell to Premier shall not exceed 200% of the average daily trading volume of the Company's common stock for the five trading days prior to the applicable notice date. Provided that all other applicable conditions are met, the minimum dollar amount, which Premier has an obligation to purchase from the Company in any transaction is $4,000. The minimum price at which Premier has an obligation to purchase Shares is $0.001. The amount of Shares to be held at any given time by Premier cannot exceed 4.99% of the Company's outstanding Shares. The purchase price for the Shares issued to Premier will be the amount multiplied by 75% of the lowest individual daily VWAP (i.e., the volume weighted average price (the aggregate sales price of all trades of Shares during a trading day divided by the total number of Shares traded during such trading day) of the Shares during a trading day) of the common stock during the pricing period. The Shares sold by the Company to Premier must be registered stock pursuant to the Registration Agreement.

As a condition for entering into the Purchase Agreement, the Company issued 3,424,657 Shares (the "Initial Commitment Shares") to Premier. The Initial Commitment Shares will not be included in the Registration Statement.

On the date that Premier has purchased in the aggregate $500,000 in Shares from the Company, the Company has agreed to issue another $25,000 in restricted Shares priced at the average VWAP of the Shares for the three trading days prior to the date. The Additional Commitment Shares shall not constitute registrable securities and shall not be included in the Registration Statement.

On October 15, 2015, the Company issued a convertible promissory note to an accredited investor in an aggregate principal amount of $33,889.64 for an aggregate purchase price of $33,889.64 (the "Restatement Note"). The Restatement Note matures on October 14, 2016 and accrues interest at a rate of 8% per annum. In an event of default, the Restatement Note will bear interest at a rate of 24% per annum. The Restatement Note may generally be converted into shares of our common stock at a conversion price of 42% discount to the average of our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default. We issued the Restatement Note to Coventry Enterprises, LLC as compensation for its purchase from Vis Vires Group Inc. ("Vis Vires") of the $33,000 note we issued to Vis Vires on June 15, 2015 (the "Vis Vires Note").

The Restatement Note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In addition, it shall constitute an event of default under the note if we are delinquent in our filings with the Securities and Exchange Commission, cease to be quoted on the OTCQB, or our common stock is not DWAC or DTC eligible. In the event of an event of default the Restatement Note may become immediately due and payable at a premium to the outstanding principal. The Restatement Note also provides that if shares issuable upon conversion of the note are not timely delivered in accordance with the terms of the note then we shall be subject to certain cash penalties that increase proportionally to the duration of the delinquency.

On October 15, 2015, the Company also issued a second convertible promissory note to the same accredited investor in the Restatement Note transaction in an aggregate principal amount of $40,400 for an aggregate purchase price of $40,400 (the "New Note"). The New Note matures on October 14, 2016 and accrues interest at a rate of 8% per annum. In an event of default, the New Note will bear interest at a rate of 24% per annum. The New Note may generally be converted into shares of our common stock at a conversion price of 42% discount to the average of our lowest trade or closing prices during periods in proximity to the time of conversion subject to further discounts in the case of certain events of default. We paid $11,861.37 from the proceeds of the New Note to Vis Vires pursuant to the terms of the Vis Vires Note. The balance of $25,038.63 was retained by the Company for general corporate purposes.

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

On October 29, 2015, the Company issued a convertible promissory note to an accredited investor in an aggregate principal amount of $42,250 (the "Auctus Note"). The Auctus Note matures on July 29, 2016 and accrues interest at a rate of 10% per annum. The Auctus Note may generally be converted into shares of our common stock at a 40% discount to the lowest trading price in the previous 25 trading days prior to conversion or 50% discount to the market price, whichever is lower, subject to further discounts in the case of certain events of default.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Equity Purchase Agreement**

10.2	Registration Rights Agreement**

10.3	$33,889.64 Coventry Replacement Convertible Note dated October 15, 2015

10.4	$40,400 Coventry Convertible Note dated October 15, 2015

10.5	Coventry Securities Purchase Agreement dated October 15, 2015

10.6	Coventry Debt Purchase Agreement dated October 15, 2015

10.7	Auctus $42,250 Convertible Note dated October 19, 2015

10.8	Auctus Securities Purchase Agreement dated October 29, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Incorporated by reference to the Registrant's Form SB-2 (File No. 333-148719) filed with the Commission on January 17, 2008.

**	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Commission on September 20, 2015.

***

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

GRAPHITE CORP.
(Name of Registrant)

Date: November 14, 2015	By:	/s/ Mark Radom
	Name:	Mark Radom
	Title:	Chief Executive Officer

